Form 10-K
period 2021-12-31
Mind Medicine (MindMed) Inc.
filed 2022-03-28
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40360

Mind Medicine (MindMed) Inc.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	98-1582538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 West Hastings Street, Suite 1700 Vancouver, British Columbia	V6E 2E9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 208-2454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Subordinate Voting Shares, no par value per share	MNMD	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Subordinate Voting Shares on The NASDAQ Stock Market on June 30, 2021, was $1,215.7 million.

The number of shares of Registrant’s Subordinate Voting Shares outstanding as of February 28, 2022 was 421,884,836.

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to the “Company”, “MindMed”, “we”, “us” and “our” refer to Mind Medicine (MindMed) Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method.

This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Annual Report are stated in United States dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to United States dollars and all references to "CAD$” are to Canadian dollars.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, expenses and other operating results;
•
our ability to achieve profitability on an annual basis and then sustain such profitability;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
our ability to acquire new customers and successfully engage and expand usage of our existing customers;
•
the costs and success of our marketing efforts, and our ability to promote our brand;
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•
our ability to effectively manage our growth;
•
our ability to compete effectively with existing competitors and new market entrants; and
•
the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We may announce material business and financial information to our investors using our investor relations website (https://mindmed.co/investor-resources/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

PART I

Item 1. Business.

Except as otherwise indicated herein or as the context otherwise requires, references in this annual report on Form 10-K to “MindMed”, the “Company,” “company”, “we,” and “our” refer to Mind Medicine (MindMed) Inc. and its consolidated subsidiaries.

Overview

MindMed is a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative drug candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

Our lead drug candidate, MM-120, is a proprietary, pharmaceutically optimized form of lysergide, or LSD, and is being developed for the treatment of generalized anxiety disorder, or GAD. MM-120 is also being studied under various dosing regimens for the treatment of attention deficit hyperactivity disorder, or ADHD, and for the treatment of chronic pain. Phase 2 studies for MM-120 in GAD and ADHD are ongoing and a Phase 1/2 study of MM-120 in chronic pain is expected to begin in late 2022.

Our next most advanced drug candidate, MM-110, which has the non-proprietary name zolunicant, is our proprietary form of 18-methoxycoronaridine, a congener of ibogaine, which is being developed for the treatment of opioid withdrawal. MM-110 is an α3β4 nicotinic cholinergic receptor antagonist that has been tested in preclinical models of withdrawal and substance use disorders. In those studies, MM-110 was shown to reduce signs of opioid withdrawal, and to reduce self-administration of opioids, stimulants and ethanol. We completed a Phase 1 study of MM-110 in late 2021 and plan to initiate a Phase 2a clinical trial in opioid withdrawal in 2022.

Our third drug candidate, MM-402, or R(-)-MDMA, is our proprietary form of the R-enantiomer of MDMA (3,4-methylenedioxymethamphetamine), which we are developing for the treatment of core symptoms of autism spectrum disorder. MDMA is a synthetic substance that is often referred to as an empathogen because it increases feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it will exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. We expect to initiate a Phase 1 study of MM-402 in 2023.

Beyond our lead drug candidates, we have a number of earlier stage research programs, primarily through external collaborations, through which we seek to expand our drug development pipeline and broaden the potential applications of our lead drug candidates. These research programs include non-clinical, pre-clinical and human clinical trials and investigator initiated trials (IITs) of additional drug candidates and research compounds with our collaborators. Our external research programs include a broad multi-year exclusive research partnership with University Hospital Basel (UHB) in Switzerland. Under the partnership, we have exclusive worldwide rights to data, compounds and patent rights associated with UHB’s research on LSD and other compounds, including data from preclinical studies and seven completed and four ongoing LSD trials. In addition, we have engaged in other relevant research collaborations to support our ongoing development efforts. Our research partnerships and IITs facilitate the advancement of our early-stage pipeline and the data obtained supports the identification of product candidates for additional company-sponsored drug development programs. We also have an ongoing partnership agreement with MindShift Compounds AG to develop next-generation compounds with psychedelic and empathogenic properties, and with Nextage Therapeutics Ltd. to undertake a collaborative research and development program for applications of Nextage’s unique brain-targeted liposome drug delivery system (BTLS).

Our drug development strategy is closely complemented by a platform of digital medicine products that we are developing to facilitate adoption, use, and access to our products, if they receive regulatory approval and are marketed. In particular, we are developing multiple digital medicine products, including regulated software as a medical device, or SaMD, products as evidence-based therapeutic interventions for patients and healthcare providers to diagnose, prevent, manage or treat brain health disorders, or to facilitate the use of certain pharmaceutical products. We are also continuing to evaluate the potential to pair these SaMD products, which may include wearables and the latest in machine learning, with pharmacotherapies and psychotherapies to give healthcare providers the ability to optimize and better understand the patient journey and therapeutic outcomes from pre-care through after-care.

Our business is premised on a growing body of research supporting the use of novel psychoactive medications to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved, if any, pursuant to the regulations of the FDA and other international regulatory authorities. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying drugs according to current Good Manufacturing Practices, or GMP, and conducting all trials and development in accordance with the regulations of the U.S. Food and Drug Administration, or FDA, and other international regulatory authorities.

Our Strategy

Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes for brain health disorders. We intend to accomplish our mission by leading the field in (1) research, (2) development, (3) digital medicine, and (4) commercialization, scalability and patient access. Key elements of our strategy are to:

•
advance our clinical pipeline and submit new drug applications, or NDAs, to the FDA, and conduct pre-launch activities with respect to any of our product candidates that have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including the manufacture of commercial supplies;
•
continue our research and development efforts to evaluate the potential for our existing product candidates in the treatment of additional indications, in new formulations or with new delivery methods;
•
identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of product candidates with differentiated features;
•
evaluate the market potential and regulatory pathways for our product candidates in the European Union, or EU, and other countries outside the United States, and determine how best to move forward where and when it may make business and strategic sense;
•
continue to advance digital medicine product development, including conducting ongoing and planned clinical trials of our Session Monitoring System and other clinical and regulatory activities with respect to development of both non-regulated and regulated-SaMD digital medicine products;
•
continue to build, maintain, defend, leverage and expand our intellectual property portfolio, including by utilizing the strengths of our proprietary chemistry platform and scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and
•
continue to explore opportunities to establish agreements or alliances with other pharmaceutical companies, at the appropriate time, where we believe a collaboration will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Our Drug Product Pipeline

The following table summarizes the status of our product candidate-portfolio:

MM-120 (Lysergide (LSD) D-tartrate)

MM-120 is MindMed’s proprietary drug candidate, a pharmaceutically optimized form of LSD being developed for GAD and other brain health disorders. LSD was first synthesized in 1938 and its psychoactive properties were discovered in 1943. From 1949 to 1966, LSD was used by psychiatrists and researchers to gain insights into the world of brain health and to assist psychotherapy. LSD has been investigated for its applications in the treatment of anxiety associated with terminal cancer, alcoholism, opioid use disorder, and depression, among other conditions.

GAD is a chronic, often debilitating mental health disorder that affects approximately 6% of U.S. adults in their lifetimes. Symptoms of GAD include excessive anxiety and worry that persists for over six months, which can lead to significant impairments in social, occupational and other functioning, according to the National Institute of Mental Health (NIMH). While there is substantial diagnostic overlap between GAD, Major Depressive Disorder, or MDD, and other major mental health disorders, there has been very little innovation focused on the treatment of GAD in the past several decades due to the shift in focus from anxiety disorders like GAD toward depressive disorders like MDD. Given the expansive body of evidence on the clinical effects of LSD across multiple brain health disorders, we are also exploring the therapeutic application of MM-120 in ADHD and in chronic pain, including the assessment of different dose levels and regiment and potentially different dosage forms to address unmet medical need in these therapeutic areas. In addition, there are a number of studies ongoing or planned to be conducted under our broad research collaboration with University Hospital Basel (UHB).

As part of the development activities for MM-120, we plan to initiate and conduct three sponsored clinical trials in 2022:

•
Study MMED008: A Phase 2, multi-center, randomized, double-blind, parallel-group, dose-finding study to assess the effect of four doses of MM-120 for the treatment of anxiety symptoms;
•
Study MMED007: Safety and efficacy of repeated low dose lysergic acid diethylamide (LSD) as treatment for ADHD in adults: a multi-center, randomized, double-blind, placebo-controlled Phase 2a proof of concept trial; and
•
A study of MM-120 in the treatment of chronic pain, which we expect to initiate in late 2022.

MM-110 (18-methoxycoronaridine, zolunicant HC1)

MM-110, orzolunicant, is our proprietary form of 18-methoxycoronaridine (18-MC), a congener of ibogaine, being developed for the treatment of opioid withdrawal. MM-110 is a selective antagonist of α3β4 nicotinic cholinergic (nACh) receptors that indirectly modulates the dopaminergic mesolimbic pathway by blocking α3β4 nicotinic receptors in the habenulo-interpeduncular pathway and the basolateral amygdala. MM-110 produces decreases in extracellular levels of dopamine (DA) and dopamine metabolites, DOPAC (3,4-dihydroxyphenylacetic acid) and HVA (homovanillic acid), in the Nucleus accumbens (NAc) brain region. MM-110 interferes with morphine-induced increases in dopamine in the NAc, and animal studies have demonstrated that MM-110 can significantly reduce drug self-administration of morphine, cocaine, methamphetamine, nicotine and alcohol. Additionally, MM-110 has been shown in animal models to attenuate the effects of environmental cues responsible for stimulating drug-seeking or “craving” behaviors and to ameliorate five of seven signs of opioid withdrawal.

Opioid use disorder, or OUD, is a chronic, relapsing disease. The occurrence of withdrawal symptoms upon discontinuation of opioid use coupled with intense drug craving—and the near immediate relief of these symptoms upon its resumption—make it difficult for those with OUD to complete detoxification and/or maintain abstinence from opioids. Relapse rates are particularly high in the first weeks following the initiation of detoxification. Drug craving is highly correlated with risk of subsequent opioid use both in patients receiving buprenorphine or methadone maintenance treatment and in the post-detoxification setting. Craving is a persistent and enduring feature of OUD, as evidenced by studies reporting that drug-related cues can induce cravings in former users of heroin who had been abstinent for a year or more. We believe that therapies such as MM-110 that better control craving while also mitigating other symptoms of withdrawal could substantially increase the number of patients who are able to complete detoxification and could also help prevent their early relapse to OUD.

We have completed a Phase 1 trial of MM-110 in late 2021, in which a total of 77 subjects were administered up to 325 mg of MM-110 twice (on a single day) or were administered up to 90 mg of MM-110 twice daily for seven days. We believe the results of this Phase 1 trial support the continued development of MM-110 and we expect to initiate a Phase 2 trial of MM-110 in opioid withdrawal in 2022.

MM-402 (R(-)-MDMA)

MM-402, or R(-)-MDMA, is our proprietary form of the R-enantiomer of MDMA (3,4-Methylenedioxymethamphetamine), which we are developing for the treatment of core symptoms of autism spectrum disorder. MDMA is a synthetic substance that is often referred to as an empathogen because it increases feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it will exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. We expect to initiate a Phase 1 study of MM-402 in 2023. Additionally, we are supporting the initiation of an IIT through our UHB research collaboration, which will compare the pharmacokinetics and pharmacodynamics of R(-)-MDMA, S(+)-MDMA and (+/-)-MDMA in normal healthy volunteers and is expected to start in 2022.

Autism spectrum disorder (ASD) is a biologically based neurodevelopmental disorder characterized by persistent deficits in social communication and social interaction, and restricted, repetitive patterns of behavior, interests, and activities. Estimates of the prevalence of ASD vary with study methodology and the population that is evaluated. The overall prevalence of ASD in Europe, Asia, and the United States ranges from 2 to 25 per 1000, or approximately 1 in 40 to 1 in 500. The pathogenesis of ASD is incompletely understood. The general consensus is that ASD is caused by genetic factors that alter brain development resulting in the neurobehavioral phenotype. Environmental and perinatal factors account for few cases of ASD but may modulate underlying genetic factors. Existing Psychopharmacologic agents do not treat autism itself and are largely oriented around treating coexisting psychiatric illnesses and reducing behavioral dysregulation.

Further Exploration of Novel Biopharmaceuticals and New Areas of Interest

Beyond our lead drug candidates, we have several earlier research programs, primarily through external collaborations, through which we seek to expand our drug development pipeline and broaden the potential application of our lead drug candidates. These research programs include non-clinical, pre-clinical and human clinical trials, and IITs of novel biopharmaceuticals, both with and without perceptual effects, with our collaborators. Our partnered research programs include a broad multi-year exclusive research partnership with University Hospital Basel in Switzerland and a partnership with Maastrict University in the Netherlands. We also have an active partnership with MindShift Compounds AG develop and patent a portfolio of research compounds, both with and without perceptual effects, related to the phenethylamine, tryptamine, and ergoline chemical classes. Additionally, we have an ongoing collaborative research and development initiative with Nextage Therapeutics Ltd. to optimize the delivery of certain research compounds, including noribogaine, leveraging Nextage’s proprietary Brain Targeting Liposome System (BTLS) delivery technology. These research collaborations include IITs, drug discovery activities, advanced drug delivery activities and the advancement of other research activities that seek to support the growth and advancement of our product development programs.

Our Digital Medicine Product Pipeline

Our drug development strategy is closely complemented by a platform of digital medicine products that we are developing to facilitate adoption, use, and access to our product candidates, if they receive regulatory approval and are marketed. In particular, we are developing multiple digital medicine products, including regulated software as a medical device, or SaMD products as evidence-based therapeutic interventions for patients and healthcare providers to diagnose, prevent, manage or treat brain health disorders, or to facilitate the use of certain pharmaceutical products. We are also continuing to evaluate the potential to pair these SaMD products, which may include wearables and the latest in machine learning, with pharmacotherapies and psychotherapies to give healthcare providers the ability to optimize and better understand the patient journey and therapeutic outcomes from pre-care through after-care.

Our digital projects are oriented around developing digital medicine candidates that will be applied to two primary clinical periods: activities during a treatment session (referred to as “intrasession”) and activities between treatment sessions (referred to as “intersession”). Each product candidate consists of a platform that contains separate underlying components, some of which we anticipate will be within the scope of the Food, Drug & Cosmetic Act’s definition of medical devices and others which we anticipate will not be regulated as medical devices. For the medical device products, we will engage with the FDA and other international regulatory authorities to receive guidance along the development pathway, culminating with a potential submission for regulatory clearance or approval. We expect that each medical device product candidate in development will be, for the purpose of FDA regulations, non-significant risk, Class I or Class II Software as Medical Device.

The intrasession monitoring platform may include components that provide in-session monitoring for safety, efficacy and additional interventions; clinician decision support for drug and non-drug therapeutic sessions; and predictive models linking interventions and treatment outcomes. The intersession monitoring platform may include components that support patient education, engagement, preparation and assistance; deep digital diagnosis that allows greater granularity to complement DSM diagnoses; support for treatment selection: modality dose and timing; real world monitoring of trends for relapse prediction and re-treatment decisions; engagement in health maintenance behaviors; and AI models to inform psychotherapeutic intervention. Within our intersession monitoring platform, we have current products that are being used in clinical studies for the detection and prediction of transdiagnostic agitation, opioid withdrawal for people with opioid use disorders, monitoring of acute and chronic pain and tracking symptoms and medication in Parkinson’s disease. We also have products for measurement of anxiety disorders, substance use disorders and pain that are either currently collecting clinical data (from existing data sources), or are collecting, or will collect data in planned and ongoing clinical studies. Regulatory engagements with FDA for the progression of regulated products took place in late 2021 and have continued into 2022.

Manufacturing & Supply

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently source all of our clinical and non-clinical material supply through third party contract manufacturing organizations, or CMOs. We have also sourced our proprietary formulation of our drug candidates from CMOs, and intend to source all of our future supplies of our drug candidates from CMOs. All clinical supplies of drug substance and drug product are intended to be manufactured applying current Good Manufacturing Practices, or cGMP.

We have established relationships with several CMOs under which the CMOs manufacture clinical and non-clinical supplies of drug substance and drug product for MM-120, MM-110, MM-402 and other research compounds and product candidates on a purchase order basis under master service and quality agreements. All clinical supplies of drug substance and drug product are intended to be manufactured under cGMP. Starting materials and key intermediates to support the production of these product candidates are manufactured by other CMOs. We do not currently have arrangements in place for either long-term supply or redundant supply of drug substance or drug product for MM-120, MM-110, MM-402 or other research compounds or product candidates. We intend to enter into a long-term supply agreement in place at the appropriate time for drug substance and drug product for each product candidate, if development continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product.

Through our third-party manufacturers, we intend to refine and scale up the manufacturing process for our product candidates and manufacture clinical supplies as our development program progresses. We believe we currently have sufficient MM-120 and MM-110 drug substance for our ongoing trials and will have access and steady supply of drug substance for our planned and future Phase 2 clinical trials.

MM-120, MM-110 and MM-402 are small molecules isolated as stable crystalline solids. We believe the syntheses of these drug candidates are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing and do not require unusual equipment in the manufacturing process. We expect to continue to identify and develop drug candidates that are amenable to cost-effective manufacturing at contract manufacturing facilities.

Research Collaborations

We have entered into several license agreements with respect to our clinical stage and preclinical product candidates and other research compounds, which are described below.

University Hospital Basel - Liechti Lab Initiatives - Research Collaboration & Exclusive License

On April 1, 2020, we entered into a multi-year, exclusive collaboration with Dr. Mattias Liechti’s lab at the University Hospital Basel (UHB), a world-leading psychedelics pharmacology and clinical research group based in Basel, Switzerland. Pursuant to the agreement, we acquired exclusive worldwide rights to data, compounds, and patent rights associated with the UHB Liechti Lab’s research with LSD and other psychedelic compounds, including data from preclinical studies and completed or ongoing LSD and MDMA clinical trials. Our ongoing research collaboration with the UHB Liechti Lab has generated a number of patent applications based on preclinical and clinical data generated over a 10-year period.

We support ongoing and planned research and development, or R&D, clinical trials and commercial development trials under the direction of Dr. Liechti. Dr. Liechti, as principal investigator, has primary responsibility for the research studies of the selected compounds. Subject to certain terms and conditions, the Company provides research funding and certain milestone payments in return for the exclusive license to existing and future data and intellectual property generated from clinical trials. Subject to terms and conditions, UHB Liechti Lab may receive royalties and development revenue on any products commercially marketed through the collaboration.

MDMA Research

Over the past ten years, the UHB Liechti Lab has led multiple clinical trials of the safety and pharmacodynamics of MDMA. The cumulative data from the research conducted by the UHB Liechti Lab helps inform the design of our sponsored clinical trials and the assessment of development opportunities for MDMA or its derivatives as potential future development programs in our portfolio. The Company continues to also fund additional R&D activities being pursued by the UHB Liechti Lab with the intention to continue to explore next-generation drug candidates, including those based on MDMA.

DMT Research

We are also funding the UHB Liechti Lab to perform research on DMT, a short-acting serotonergic tryptamine of the psychedelic drug class. This includes a Phase 1 randomized, double blind, placebo-controlled, five-period crossover trial in 30 healthy volunteers assessing various intravenous dosing regimens of DMT that began in July 2021. In order to potentially induce a stable DMT experience lasting one to two hours, various intravenous dosing regimens, including a starting dose and then a maintenance dose, are being evaluated in this Phase 1 IIT.

The human safety data and associated know-how gathered in this Phase 1 clinical trial will better enable our clinical team to design future potential product development programs based on DMT and could pave the way for future clinical trials of DMT or a derivative.

Ketanserin Research

We have also funded a Phase 1 double-blind, placebo-controlled, random-order, two-period crossover clinical trial evaluating the effects of ketanserin on the acute response to LSD in healthy subjects. This study is intended to provide insights into the pharmacological activity of LSD, the potential interaction between LSD and co-administration with serotonin antagonists.

Personalized Medicine Technology Research

The company, in collaboration with UHB Liechti Lab, is also in the process of researching and developing technologies and analytics that will seek to personalize psychedelic therapy experiences. One such research effort aims to better characterize the intrinsic and extrinsic factors that impact administration of MDMA, LSD and other psychedelic compounds based on individual characteristics including age, gender, pharmacogenetics, personality traits, moods, metabolic markers and therapeutic drug monitoring. Through this collaborative research, we are seeking to advance our understanding of methods to predict and personalize the delivery of these compounds to enhance patient outcomes.

LSD Research

Through our broad research collaboration with the UHB Liechti Lab, we have acquired exclusive rights to a body of historical and ongoing clinical trials assessing the clinical activity of LSD in several brain health disorders including anxiety, depression and cluster headaches.

The UHB Liechti Lab completed conduct of a study titled “LSD Treatment in Persons Suffering From Anxiety Symptoms in Severe Somatic Diseases or in Psychiatric Anxiety Disorders” assessing the efficacy of 200 micrograms LSD (two doses) versus placebo on anxiety and depression symptoms. Data analysis from the study is underway and we expect the UHB Liechti Lab to submit a manuscript of the study results for publication in 2022.

We are also supporting a Phase 2 clinical trial evaluating LSD for the treatment of major depressive disorder. The study is evaluating the potential effects of two doses of LSD on depression symptoms in patients suffering from major depressive disorder compared to a low dose (25 microgram, two doses) control group. The study is ongoing and UHB plans to include 60 patients over the age of 25 with major depressive disorder (according to the Diagnostic and Statistical Manual of Mental Disorders (“DSM”). The study is expected to be completed in 2023 with results disseminated by publication thereafter.

Additionally, in the area of neurology, we are supporting a Phase 2 IIT of LSD for the treatment of cluster headaches. Cluster headaches are a relatively uncommon primary headache disorder that is one of the trigeminal autonomic cephalgias; they are considered to be among the most severe forms of pain. The Phase 2 trial began recruiting patients in early 2019 and is evaluating the effects of LSD to mitigate signs and symptoms of cluster headaches in patients.

MindShift Compounds AG Initiatives

In February 2021, we entered into a partnership agreement with MindShift Compounds AG to develop and patent a portfolio of research compounds, both with and without perceptual effects, related to the phenethylamine, tryptamine, and ergoline chemical classes. The objective of this partnership is to discover pharmaceutically optimized research compounds and/or product candidates. Drug discovery and synthesis activities by MindShift Compounds AG are ongoing and related patent applications have been and continue to be filed by MindMed. We anticipate that one or more of these research compounds could advance into an IIT through our collaboration with UHB as early as 2022.

The partnership on these initial targets is aimed at expanding MindMed’s current well-established clinical pipeline. The related synthesis intellectual property and pharmaceutical technology will be owned outright by MindMed, and MindShift Compounds AG will provide all intellectual property related to the new psychedelic compounds exclusively to MindMed.

Nextage Therapeutics, Ltd. Initiatives

In 2021, we launched an exclusive collaboration with Nextage Therapeutics, Ltd., or Nextage, an Israeli innovative drug development company, to optimize the delivery of certain research compounds, leveraging Nextage’s proprietary Brain Targeting Liposome System (BTLS) delivery technology. Utilizing this technology, the company and Nextage are collaborating to develop a proprietary formulation of ibogaine derivatives, seeking to minimize the systemic exposure while maintaining effective concentrations in the brain, with the objective of improving the benefit-risk profile of their delivery.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and contract research organization, or CROs, when feasible, to enter into agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and CROs in the course of their service to us.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing, or may in the future pursue, will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be enforceable or provide sufficient protection from competitors.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by our issued patents, our pending patent applications or of patent applications we may file in the future. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or U.S. PTO, or similar proceedings outside the United States, to determine priority of invention.

Patent Strategy and Applications

Our patent strategy includes pursuing protection for compositions of matter, methods of treatment, and diagnostic devices and analytics related to psychedelics. Our patent portfolio includes 26 pending U.S. applications, and 12 pending Patent Cooperation Treaty (PCT) applications. Additionally, we plan to aggressively pursue patents in diagnostics with patient monitoring and analytics.

We hold pending patent applications in the United States and also under PCT. Our intellectual property holdings include, but are not limited to:

•
U.S. and PCT applications covering compositions of matter and methods of treatment with 18-Methoxycoronaridine (18-MC) salt. If granted, patents based on these applications have a projected expiry date in 2040.
•
U.S. and PCT applications covering compositions and methods of treating an individual with a psychedelic drug and reducing acute effects. If granted, patents based on these applications have a projected expiry date in 2041.
•
U.S. and PCT applications covering methods of dosing and treating patients with a psychedelic with specific doses. If granted, patents based on these applications have a projected expiry date in 2041.
•
U.S. and PCT applications relating to LSD covering methods of treatment, analytical methods, compositions of matter, and dosage formulations. If granted, patents based on these applications have a projected expiry date in 2041 and 2042.
•
U.S. and PCT applications covering a method of enhancing positive effects of a psychedelic. If granted, patents based on these applications have a projected expiry date in 2041.
•
U.S. and PCT applications relating to MDMA covering methods of dosing MDMA in treating patients, methods of reducing adverse effects, and compositions of matter. If granted, patents based on these applications have a projected expiry date in 2041.
•
U.S. and PCT applications covering methods of treatment with DMT. If granted, patents based on these applications have a projected expiry date in 2041.
•
U.S. and PCT applications covering analytical methods with psilocybin. If granted, patents based on these applications have a projected expiry date in 2041.
•
Provisional applications relating to psilocin covering compositions of matter and methods of treatment.
•
U.S. and PCT applications covering mescaline derivatives, and methods of treatment with mescaline and mescaline derivatives If granted, patents based on these applications have a projected expiry date in 2042.
•
Provisional applications covering methods of treatment with various psychedelics.
•
Provisional applications covering systems and methods for monitoring patients and analyzing mental state.

Patent Term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. PTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

The term of a U.S. patent may also be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, and, where feasible, with consultants, scientific advisors, contractors and certain other entities with whom we do business. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, designed to guard against misappropriation of our proprietary information by third parties.

Competition

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our products will increase.

Our most advanced development candidate, MM-120, is in Phase 2b development for GAD. Patients with GAD are typically treated with a variety of anxiolytic medications, including SSRIs, SNRIs and benzodiazepines. If successfully developed and approved, MM-120 may also face competition from esketamine, which is approved in the treatment of treatment resistant depression. A number of companies are developing product candidates intended for the treatment of GAD, including serotonin receptor agonists, such as deuterated DMT. In June 2021, Cybin, Inc. announced its intent to advance its deuterated DMT product, CYB004, in the treatment of anxiety disorders including GAD.

Among other organizations working on novel biopharmaceuticals focused on modulation of the serotonin and dopamine systems, we also face competition from a number of companies, including ATAI Life Sciences, Compass Pathways, GH Research and others. ATAI is developing multiple product candidates that are in various phases of development for the treatment of psychiatric and substance use indications. Compass Pathways is developing COMP360 (a proprietary formulation of psilocybin) that is in Phase 3 clinical trials for treatment-resistant depression. GH Research is developing GH001, GH002 and GH003 that are in Phase 1/2 clinical trials for treatment-resistant depression. There are also many other public companies developing therapeutics from the psychedelic drug class at various stages of development.

MM-110 is in Phase 2 development for the treatment of opioid withdrawal. If successfully developed and approved, MM-110 may face competition from lofexidine, which is approved for the treatment of opioid withdrawal symptoms, and clonidine, which is frequently used off-label for the treatment of opioid withdrawal symptoms.

MM-402, an enantiomer of MDMA with selective serotonergic activity, is in preclinical development for the treatment of core symptoms of autism spectrum disorder (ASD). If successfully developed and approved, MM-402 may face competition from Multidisciplinary Association for Psychedelic Studies (MAPS), which is developing (+/-)-MDMA in Phase 3 clinical trials for post-traumatic stress disorder and has previously conducted a pilot clinical trial of (+/-)-MDMA in ASD. There are also other companies developing serotonergic therapies for the treatment of ASD or related indications, including Nova Mentis and Mycrodose Therapeutics, which are collaborating on a transdermal psilocybin product candidate for the treatment of Fragile X syndrome.

More broadly, there are numerous pharmaceutical companies developing or partnering to develop pharmaceutical products targeting the treatment of disorders in the areas of psychiatry, addiction, pain and neurology. This includes companies such as Novartis AG, Biogen, Otsuka Pharmaceuticals, Jazz Pharmaceuticals, Janssen Pharmaceuticals, Sage Therapeutics and Biohaven Pharmaceuticals, among many others. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring/pharmacovigilance, safety and periodic reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed in a given jurisdiction, considerable data demonstrating its quality, safety and efficacy must be obtained and/or generated, organized into a format specific to each regulatory authority, submitted for review and the drug must be approved by the relevant regulatory authority or authorities.

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s delay or refusal to approve pending applications, withdrawal of an approval, a clinical hold on a clinical investigation, warning or untitled letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil penalties or criminal prosecution.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

•
Completion of extensive nonclinical studies and testing, in accordance with applicable regulations, including the FDA’s current Good Laboratory Practice, or GLP, regulations;
•
Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, collectively referred to as good clinical practice, or GCP, to establish the safety and efficacy of the proposed drug for each proposed indication;
•
Submission to the FDA of an NDA for marketing approval of a new drug;

•
A determination by the FDA within 60 days of its receipt of an NDA to accept and file the NDA for review;
•
Satisfactory completion of a potential FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
Potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA; and
•
Payment of applicable user fees and FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal laws and regulations, including, for animal studies, the Animal Welfare Act and GLP. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocols for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including whether subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or to patients with the disease or condition being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. GCPs include the requirement that all research subjects provide their informed consent for their participation in any given clinical trial. Clinical trials are conducted under protocols describing, among other details, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants, and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP, including review and approval by an independent ethics committee and compliance with informed consent principles, and FDA is able to validate the data from the study through an onsite inspection if deemed necessary.

Clinical Trials

Clinical trials are generally conducted in three phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.
•
Phase 2 clinical trials typically involve studies in patients afflicted with the target disease to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.
•
Phase 3 clinical trials generally involve large numbers of patients afflicted with the target disease at multiple sites (typically from several hundred to several thousand subjects), and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval and labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended for drugs intended for chronic dosing to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, increased rates of serious suspected adverse events, or findings from other studies or from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. Success in one phase does not mean that the results will be observed in subsequent phases. Each phase may involve multiple studies. If concerns arise about the safety of the product candidate, the FDA or other regulatory authorities can stop clinical trials by placing them on a “clinical hold” pending receipt of additional data, which can result in a delay or termination of a clinical development program. The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial, and may recommend suspension of a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, we must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

The results of nonclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

In addition, under the Pediatric Research Equity Act certain NDAs or supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Under the Best Pharmaceuticals for Children Act, the FDA may also issue a Written Request asking a sponsor to conduct pediatric studies related to a particular active moiety; if the sponsor agrees and meets certain requirements, the sponsor may be eligible to receive additional marketing exclusivity for its drug product containing such active moiety.

Under the Prescription Drug User Fee Act, as amended, or PDUFA, each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a REMS program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or one or more additional pivotal Phase 3 clinical trials, and/or other significant and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such additional data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

The FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling, and may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if the FDA determines that a REMS is required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if FDA determines that the product is no longer safe or effective.

Expedited Development and Review Programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition and provides meaningful therapeutic benefit over existing treatments. Fast Track designation and Breakthrough Therapy designation are two of these programs and apply to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug as a Fast Track product at any time during the development of the product and may request the FDA to designate the drug as a Breakthrough Therapy based on preliminary clinical evidence which meet the criteria outlined in the FDA’s programs. Under the Fast Track or Breakthrough Therapy expedited programs, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track or Breakthrough Therapy program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Any product is eligible for priority review if it treats a serious condition and offers a significant improvement in the safety and effectiveness of treatment, diagnosis or prevention compared to marketed products. Significant improvement may be shown by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of the NDA filing.

A product may also be eligible for accelerated approval if the product is intended to treat a serious or life-threatening illness and provides meaningful therapeutic benefit over existing treatments. Accelerated approval for a product means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

•
distribution restricted to certain facilities or physicians with special training or experience; or
•
distribution conditioned on the performance of specified medical procedures.

The limitations imposed would be commensurate with the specific safety concerns presented by the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

Post-marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act and the Drug Supply Chain Security Act.

FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, administrative enforcement, warning or untitled letters from the FDA, mandated corrective advertising or communications with doctors, and civil penalties or criminal prosecution, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Digital Therapeutics/Software as a Medical Device

Software applications such as the digital therapeutics that we are developing may meet the definition of a medical device and be subject to FDA pre-market authorization, depending on their classification and software function. FDA guidance adopts international principles established by the International Medical Device Regulators Forum for the clinical evaluation of software as a medical device, or SaMD, which refers to software that is intended to be used for one or more medical purposes that perform these purposes without being part of a hardware medical device. We expect that our digital therapeutics in development will be, for the purpose of FDA regulations, non-significant risk, Class I or Class II medical devices. Clinical decision support, or CDS, software, is exempt from the definition of a medical device, or under FDA guidance, is subject to a policy of enforcement discretion.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Department of Health and Human Services; the U.S. Department of Justice; the DEA; the Consumer Product Safety Commission; the Federal Trade Commission; the Occupational Safety and Health Administration; the Environmental Protection Agency; and state and local governments.

In the U.S., arrangements and interactions with health care professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved product and any future products that may obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

•
The federal Anti-Kickback Statute, which makes it illegal for any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase or order, of a particular item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and the potential for exclusion from participation in federal healthcare programs.
•
The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.
•
Numerous federal and state laws, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act), govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, or collectively, HIPAA. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protection.
•
The HIPAA fraud provisions, which impose criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.
•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
•
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. We also may become subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Substantial resources are necessary to ensure that our business arrangements and interactions with health care professionals, third party payors, patients and others comply with applicable health care laws and regulations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded health care programs such as Medicare and Medicaid, or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Numerous other laws may apply to our products. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the ACA (addressed further below in the section on “U.S. Healthcare Reform”). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can reach $10,000 per day. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the CSA and Controlled Substances Import and Export Act.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, issuance of warning or untitled letters, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Compliance with these laws is difficult, constantly evolving, and time consuming. Changes in statutes, regulations or the interpretation of existing laws or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, or the testing phase, plus the time between the submission date of an NDA and the approval of that application, or the approval phase. This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our ability to generate revenues could be materially adversely affected.

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

European Union Drug Development

In the European Economic Area, or EEA, our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities in the EU has been obtained.

Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results.

In the EU, pediatric data or an approved Pediatric Investigation Plan, or PIP, or waiver, is required to have been approved by the European Medicines Agency, or EMA, prior to submission of a marketing authorization application to the EMA or the competent authorities of the EU Member States. In some EU countries, we may also be required to have an approved PIP before we can begin enrolling pediatric patients in a clinical trial.

European Union Drug Review and Approval and Post-marketing Requirements

In the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after a related marketing authorization has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all EU Member States and three of the four European Free Trade Associations countries (Iceland, Liechtenstein and Norway), all of whom make up the EEA.

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. The impact of Brexit on the ongoing validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain.

The EU centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU.

The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authorities of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to the Heads of Medicines Agencies for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.

The maximum timeframe for the evaluation of a marketing authorization application in the EU is 210 days, not including clock stops during which applicants respond to questions from the competent authority. The initial marketing authorization granted in the EU is valid for five years. The authorization may be renewed and valid for an unlimited period unless the national competent authority or the European Commission decides on justified grounds to proceed with one additional five-year renewal period. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or APIs, including the manufacture of APIs outside of the

EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. Marketing authorization holders and/or manufacturing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by civil, criminal or administrative sanctions, which may include fines and imprisonment. These laws may further limit or restrict the advertising and promotion of medicinal products to the general public and may also impose limitations on promotional activities with healthcare professionals.

European Union Regulatory Data Exclusivity

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA.

Legal mechanisms to allow for the transfer of personal data from the EEA to the U.S. have been challenged in the European Court of Justice. In 2016, the European Commission and the U.S. Department of Commerce put in place the EU U.S. “Privacy Shield,” which was subsequently relied on by some U.S. companies to transfer data to the U.S. However, on July 16, 2020 the European Court of Justice ruled the Privacy Shield to be invalid. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the U.S. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. However, the most common authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses may, as a result of the European Court of Justice’s judgement of July 16, 2020, also come under increased scrutiny. Following the European Court of Justice’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on Standard Contractual Clauses to export data from the EU to third countries, to ensure that these third countries maintain a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise their Standard Contractual Clauses in light of the July 16, 2020 judgement. Companies that have not taken steps to demonstrate that their Standard Contractual Clauses and personal data recipients in the U.S.

are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The EU-UK Trade and Cooperation Agreement, which was signed on December 30, 2020, provides that personal data can continue to flow freely from the EEA to the UK for a limited specified period of time. The agreement provides for a transition period of six months starting January 1, 2021. During this period personal data may, in accordance with the requirements of the GDPR, flow from the EEA to the UK and from the UK to the EEA. If the European Commission does not adopt an adequacy decision concerning the level of data protection in the UK within this six month period, any potential flows of personal data between the EEA and the UK will subsequently be subject to the same restrictions as those imposed on other third countries.

The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities.

Rest of the World Regulation

For other countries outside of the U.S. and EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Approval by a regulatory authority in one jurisdiction does not guarantee approval by comparable regulatory authorities in other jurisdictions. If we fail to comply with applicable foreign regulatory requirements applicable to a given country, we may not be able to obtain regulatory approval for our product candidates in such country if we choose to seek such approval, or we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

Pharmaceutical Pricing and Reimbursement

Any product candidates we successfully commercialize, if approved, in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product could reduce physician usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., healthcare providers are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU Member States have the power to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved. Historically, products launched in the EU do not follow price structures of the U.S., and generally prices tend to be significantly lower.

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative.

Controlled Substances

The federal Controlled Substances Act of 1970, or CSA, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV or V—with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s).

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the United States complies with its obligations under international drug control treaties.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Employees & Human Capital Resources

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.

As of February 28, 2022, our personnel includes 41 full-time employees, including 22 in research and development, 6 in digital development, 13 in general and administrative and no part-time employees. We also utilize independent consultants to assist us in our medical research and development projects. We are a remote-first company, meaning that substantially all of our employees and consultants work remotely. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our personnel relations to be good.

Corporate Information

In February 27, 2020, the Company (previously existing under the name Broadway Gold Mining Ltd. (“Broadway”)) completed a reverse takeover transaction (the “RTO Transaction”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “BCBCA”) between Broadway, Madison Metals Inc., Broadway Delaware Subco Inc. and Mind Medicine, Inc. (“MindMed US”). In connection with the RTO Transaction, immediately prior to the closing of the RTO Transaction, the company, among other things, changed its name to its current name “Mind Medicine (MindMed) Inc.”

In February 2021, we completed the acquisition of HealthMode, Inc., a digital medicine and therapeutics company that uses artificial intelligence enabled digital measurement to increase the precision and speed of clinical research and patient monitoring. The acquisition enabled the company to build our digital medicine division.

Our headquarters and registered office in Canada is located at 1055 West Hastings Street, Suite 1700, Vancouver, British Columbia V6E 2E9. Our US offices are located at One World Trade Center, Suite 8500, New York, New York 10007. Our website address is www.mindmed.co. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Annual Report on Form 10-K.

The company’s Subordinated Voting Shares are traded on Nasdaq under the symbol “MNMD”. Our Subordinated Voting Shares are also traded on the NEO Exchange in Canada under the symbol “MMED”.

Available Information

Our website address is www.mindmed.co. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC) and the Canadian securities regulators; annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. In addition, the SEC makes available at its website (www.sec.gov), free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Any filings made to the Canadian securities regulators are available on SEDAR (www.sedar.com).

RISK FACTORS

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Subordinated Voting Shares could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Subordinated Voting Shares.

Risk factor summary

Our business is subject to a number of risks and uncertainties, including those risks discussed below. These risks include, among others, the following:

Risks related to our financial position and need for additional capital

•
We have a limited operating history, have not initiated or completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•
We are a clinical-stage brain health company and have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
•
We have never generated revenue and may never be profitable.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
•
We are dependent on the successful development of our product candidates. We cannot give any assurance that any of our product candidates will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.
•
Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our product candidates or any future product candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our product candidates or any future product candidates on a timely basis or at all, which will adversely affect our business.
•
We may not achieve its publicly announced milestones according to schedule, or at all.
•
Our focus is on product candidates that are subject to controlled substance laws and regulations in the territories where the products are being developed and will be marketed, such as the United States, the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. As a result the FDA and/or other regulatory bodies may require additional data, including with respect to abuse potential of our product candidates. Generating such data may delay approval and any potential rescheduling process.
•
Our product candidates are controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding controlled substances and psychedelics may negatively influence the success of our product candidates.

•
The successful commercialization of our product candidates or any future product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates or any future product candidates , if approved, could limit our ability to market those therapies and decrease our ability to generate revenue.
•
We face competition from other biotechnology and pharmaceutical companies and its financial condition and operations will suffer if it fails to effectively compete.
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates or any future product candidates and our business could be substantially harmed.
•
If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

We have a limited operating history, have not initiated or completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our most advanced development candidate, MM-120, is in Phase 2b trials for GAD, and MM-110, our proprietary form of 18-MC, completed a Phase 1 trial in late 2021 and expects to initiate a Phase 2 trial in 2022. To date, we have devoted substantially all of our resources to research and development activities, including with respect to our development programs and other preclinical programs, in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully initiate and complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We are a clinical-stage brain health care company and have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our MVS and through offerings of our SVS in 2020 and 2021. We incurred net loss of $93.0 million and $33.9 million for the years ended December 31, 2021 and December 31, 2020, respectively, and as of December 31, 2021, we had an accumulated deficit of $137.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity (deficit) to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:

•
continue the clinical development of our product candidate(s) and other preclinical programs for the treatment of GAD, including initiating additional and larger clinical trials;
•
continue the training of therapists who are qualified to deliver our investigational therapies in our clinical trials;
•
establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval, including our product candidates MM-120, MM-110 and MM-402;
•
seek additional indications for our investigational therapies and discover and develop any future product candidates;
•
seek regulatory approvals for any future product candidates that successfully complete clinical trials;
•
experience heightened regulatory scrutiny;
•
pursue necessary scheduling-related decisions to enable us to commercialize any future product candidates containing controlled substances for which we may obtain regulatory approval, including our LSD and MDMA candidates;
•
explore external business development opportunities through acquisitions, partnerships, licensing deals to add future product candidates and technologies to our portfolio;
•
obtain, maintain, expand and protect our intellectual property portfolio, including litigation costs associated with defending against alleged patent or other intellectual property infringement claims;
•
add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts;
•
experience any delays or encounter any issues with respect to any of the above, including failed studies, ambiguous trial results, safety issues or other regulatory challenges, including delays and other impacts as a result of the spread of COVID-19, which we refer to as the COVID-19 pandemic;
•
expand our operations in the United States, Switzerland, the European Union and potential other geographies in the future; and
•
incur additional legal, accounting and other expenses associated with operating as a public company listed in the U.S. and Canada.
•
To become and remain profitable, we will need to continue developing and eventually commercialize therapies that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates or any future product candidates, training a sufficient number of qualified therapists to deliver our investigational product candidates, obtaining regulatory approval for any future product candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if any of the future product candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved future product candidate. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
•
Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or the FDA, the European

Medicines Agency, or the EMA, the UK’s medicines regulator, the Medicines and Healthcare products Regulatory Agency, or the MHRA, or other comparable foreign authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our investigational product candidates or any future candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.

Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our SVS and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.

The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our Subordinated Voting Shares.

We have never generated revenue and may never be profitable.

We may never be able to develop or commercialize marketable products or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the acceptance of the product by physicians and patients, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. In addition, if the number of addressable patients is not as anticipated, the indication or intended use approved by regulatory authorities is narrower than expected, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, and pursue or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including

•
successful and timely completion of preclinical and clinical development of MM-120, MM-110, MM-402 and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of MM-120, MM-110, MM-402 and our other future product candidates;
•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;

•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
a continued acceptable safety profile following any marketing approval of our product candidates;
•
commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and Canada and internationally;
•
protecting our rights in our intellectual property portfolio;
•
defending against third-party interference or infringement claims, if any;
•
entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
obtaining coverage and adequate reimbursement by third-party payors for our product candidates;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, MM-120, MM-110, MM-402 and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote LSD, or any other product candidate, before we receive marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2021, we had $133.5 million in cash. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our operations into 2024. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our shareholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the progress, timing and completion of preclinical testing and clinical trials for our current and future product candidates;
•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EMA, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
•
the outcome and timing of any scheduling-related decisions by the U.S. Drug Enforcement Administration, or DEA, individual states, and comparable foreign authorities;
•
the number of potential future product candidates we identify and decide to develop, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our innovative treatments based on psychedelic substances;
•
the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in major markets;
•
the costs of training and certifying therapists who are supporting or will support our clinical trials;
•
generating and collecting data and intellectual property; and strengthening our regional presence as a scientific and clinical resource;
•
the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims of infringements raised by third parties;
•
the time and costs involved in obtaining regulatory approval for our innovative treatments based on psychedelic substances, and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to the psychedelic substances our product candidates utilize (such as MM-120, MM-110 and MM-402) or any future product candidates;
•
selling and marketing activities undertaken in connection with the potential commercialization of our product candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•
the amount of revenue, if any, we may derive either directly or in the form of royalty payments from future sales of our current product candidates and any future product candidates, if approved; and
•
the costs of operating as a public company.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational product candidates or any future product candidate, or we may be unable to take advantage of future business opportunities. Market volatility resulting from the COVID-19 pandemic and the related U.S., Canadian and global economic impact or other factors could also adversely impact our ability to access capital as and when needed.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Sales of substantial amounts of our securities, or the availability of such securities for sale, as well as the issuance of substantial amounts of the Subordinate Voting Shares upon conversion of outstanding convertible equity securities, could adversely affect the prevailing market prices for our securities and dilute investors’ earnings per share. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, sales of assets and alliances and licensing arrangements. We, and indirectly, our shareholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. The Board has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. Such additional issuances may involve the issuance of a significant number of Subordinate Voting Shares at prices less than the current market price for the Subordinate Voting Shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

Risks related to the discovery, development and commercialization of our product candidates

We are dependent on the successful development of our investigational product candidates. We cannot give any assurance that any of our product candidates will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.

We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our product candidates. Accordingly, our business currently depends on the successful regulatory approval of our product candidates and the commercialization of our product candidates. We cannot be certain that MM-120 will receive regulatory approval or that our therapy will be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our product candidates, or if MM-120 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of our product candidates is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the EMA, the MHRA and foreign regulatory authorities. Failure to obtain regulatory approval in the United States, Europe or other jurisdictions will prevent us from commercializing and marketing our product candidates in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for our product candidates, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications. In addition, we anticipate that any regulatory approval of our product candidates may include specific requirements or restrictions on the involvement or conduct of trained therapists in the administration of our product candidates and we have not yet received any specific guidance from the FDA, or other regulatory bodies regarding such requirements or restrictions. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party therapy sites for the appropriate administration of our product candidates, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

The success of our product candidates and any future product candidates will depend on several factors, including the following:

•
successful completion of clinical trials and preclinical studies;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
receiving regulatory approvals or clearance for conducting our planned clinical trials or future clinical trials;
•
successful patient enrollment in and completion of clinical trials;
•
positive data from our clinical trials that support an acceptable risk-benefit profile of our current and any future product candidates in the intended populations;
•
receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•
establishing and scaling up, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if our current or any future product candidates are approved;
•
entry into collaborations to further the development of our product candidates and any future product candidates;
•
obtaining and maintaining patent and trade secret protection and/or regulatory exclusivity for our product candidates and any future product candidates;
•
successfully launching commercial sales of our product candidates and any future product candidates, if approved;
•
acceptance of our product candidates and any future product candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors;
•
maintaining a continued acceptable safety profile of our product candidates and any future product candidates following approval;
•
effectively competing with companies developing and commercializing other therapies in the indications which our product candidates targets;
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•
enforcing and defending intellectual property rights and claims; and
•
complying with laws and regulations, including laws applicable to controlled substances.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for MM-120 and any future product candidates, we may not be able to continue our operations.

Our focus is on product candidates that are subject to controlled substance laws and regulations in the territories where the products are being developed and will be marketed, such as the United States, the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. As a result the FDA and/or other regulatory bodies may require additional data, including with respect to abuse potential of our product candidates. Generating such data may delay approval and any potential rescheduling process.

In the United States, LSD, MDMA and ibogaine are listed by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act, or CSA, specifically as a Schedule I substance. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify LSD as Schedule I controlled substances. For any product containing LSD, MDMA and ibogaine to be available for commercial marketing in the United States, LSD, MDMA and ibogaine must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while LSD, MDMA and ibogaine are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain LSD, MDMA and ibogaine should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when MM-120 receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

If approved by the FDA, and if the finished dosage form of our product candidates are is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our product candidates in the United States. Furthermore, the FDA, DEA, or any foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our product candidates and any future product candidates containing controlled substances. In addition, product candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

•
DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of our product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non- compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
•
State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
•
Clinical trials. Because our investigational product candidates fall into categories of substances that are “controlled substances”, to conduct clinical trials on our product candidates in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our product candidates and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of any of our product candidates or their active ingredients in the United States. Our product candidates are required to be imported in its fully-finished, packaged and labeled dosage form.
•
Importation. If our product candidates are approved and classified as Schedule II, III or IV substances, an importer can import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration. If our product candidates are approved and classified as Schedule II controlled substances, federal law may prohibit the import of the substance for commercial purposes. If our product candidates are listed as a Schedule II substances, we will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances, including our product candidates, have never been registered with the DEA for importation for commercial purposes, only for scientific and research needs. Therefore, if our product candidates nor any of their drug substance could be imported, our product candidates would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity
•
Manufacture in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of our product candidates, the active ingredient in the final dosage form are currently a Schedule I controlled substance and would be subject to such quotas as these substance could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in MM-120 may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
•
Distribution in the United States. If our product candidates are scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our product candidates and any future product candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute our product candidates more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our product candidates are Schedule II drugs, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, our product candidates will likely be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial update. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

The potential reclassification of LSD, MDMA and ibogaine in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.

If LSD, MDMA and ibogaine, other than the FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on our product candidates would most likely be improved. However, rescheduling LSD, MDMA and ibogaine may materially alter enforcement policies across many federal agencies, primarily the FDA and DEA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food, Drug, and Cosmetic Act, or the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell LSD, MDMA and ibogaine, and because there are no federally recognized medical uses, the FDA has historically deferred enforcement related to LSD, MDMA and ibogaine to the DEA. If LSD, MDMA and ibogaine were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on our business.

Certain of our product candidates are controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding controlled substances and psychedelics may negatively influence the success of our product candidates.

Product candidates containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates and any future product candidates we may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from LSD,

MDMA and ibogaine misuse may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational product candidates or any future product candidates.

If our product candidates or any future product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of the safety and quality of our therapies. We may face limited adoption if third-party therapy sites, therapists, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including LSD, MDMA and ibogaine, which may affect the public’s perception of our therapies. In addition, LSD elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our therapies or any similar therapies distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our therapies or any similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations. Consumer perception can also be significantly influenced by scientific research or findings regarding the consumption of psychedelic inspired products. There can be no assurance that future scientific research or findings will be favorable to the market or any particular product, or consistent with earlier research or findings. Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic drugs remains in early stages. There have been relatively few clinical trials on the benefits. Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic inspired medicines, future research and clinical trials may prove such statements to be incorrect or could raise concerns. Future research studies and clinical trials may draw opposing conclusions to those stated in this report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts related to psychedelic inspired medicinal applications, which could have a material adverse effect on the demand for our products, and therefore on its business, prospects, revenue, results of operation and financial condition.

Future adverse events in research into GAD and brain health diseases on which we focus our research efforts, or the pharmaceutical industry more generally, could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our therapies. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for our product candidates.

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our product candidates or any future product candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our product candidates or any future product candidates on a timely basis or at all, which will adversely affect our business.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our ongoing clinical trial and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or any future product candidates, including:

•
delays in or failure to obtain regulatory approval to commence or modify a trial, including the imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an Investigational New Drug Application, or IND, or amendment, clinical trial application, or CTA, or amendment, or equivalent application or amendment, as a result of a finding that the trial presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites, or the occurrence of a suspected, unexpected serious adverse reaction, or SUSAR, or serious adverse reaction, or SAE, during our clinical trials or investigator-initiated studies, or IISs, using our product candidates;

•
delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
delays in or failure to obtain institutional review board, or IRB, or ethics committee approval at each site;
•
delays in or failure to recruit a sufficient number of suitable patients to participate in a trial;
•
failure to have patients complete a trial or return for post-treatment follow-up;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in studies given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects;
•
adding new clinical trial sites;
•
availability of adequately trained therapists and appropriate third-party clinical trial sites for our product candidates;
•
sufficiency of any supporting digital services that may form part of the preparation, integration or long-term follow-up relating to any therapy we develop;
•
failure to contract for the manufacture of sufficient quantities of our product candidates for use in clinical trials in a timely manner;
•
third-party actions claiming infringement by our investigational product candidates and other candidates or any future product candidates in clinical trials and obtaining injunctions interfering with our progress;
•
safety or tolerability concerns which could cause us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
•
changes in regulatory requirements, policies and guidelines;
•
lower than anticipated retention rates of patients and patients in clinical trials;
•
our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
delays in establishing the appropriate dosage levels in clinical trials;
•
delays in our clinical trials due to the COVID-19 pandemic, due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;
•
the quality or stability of the underlying therapeutic substance falling below acceptable standards; and
•
business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, pandemics, or failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise.

We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IITs or other studies using LSD, MDMA and ibogaine and those relating to the class to which LSD, MDMA and ibogaine or any future product candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of LSD or any future product candidates product candidates , the commercial prospects of our product candidates or any future product candidates will be harmed, and our ability to generate revenue from any such product candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down MM-120 or any future candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to our product candidates or any future product candidates , we may need to conduct additional studies to bridge such modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates or any future product candidates. Significant clinical trial delays could also allow our competitors to bring therapies to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates or any future product candidates and impair our ability to commercialize our product candidates or any future product candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or any future product candidates or result in the development of our product candidates or any future product candidates being stopped early.

We may not achieve its publicly announced milestones according to schedule, or at all

From time to time, we may announce the timing of certain events that we expect to occur, such as the anticipated timing of results from its clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events such as initiation or completion of a clinical trial, filing of an application to obtain regulatory approval, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information or statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of the Subordinate Voting Shares.

We may not be able to file investigational new drug applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or similar regulatory authorities may not permit us to proceed in a timely manner, or at all

Prior to commencing clinical trials in the United States or other jurisdictions, including Australia, Switzerland and the Netherlands, for any of our product candidates, we may be required to have an allowed IND (or equivalent) for each product candidate and to file additional INDs prior to initiating any additional clinical trials for MM-110, MM-120, MM-402 or other product candidates . We believe that the data from previous studies will support the filing of additional INDs to enable us to undertake additional clinical studies as planned. However, submission of an IND (or equivalent) may not result in the FDA (or equivalent authorities) allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to submit or have effective INDs (or equivalent) and commence or continue clinical programs will significantly limit the Corporation’s opportunity to generate revenue.

Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of MM-120, MM-110, MM-402, or any future product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates or future product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that the applicable product candidate is both safe and effective for use in each target indication. A product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process and, because our investigational MM-120 product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational MM-120 product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of MM-120, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with MM-120, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of MM-120 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA, the EMA or comparable foreign regulatory authorities will interpret the results as we do. Accordingly, more trials could be required before we submit MM-120 for approval. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or comparable foreign regulatory authorities for support of a marketing application, approval of MM-120 may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of MM-120. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of product substances, there is a significant likelihood that MM-120 and any future product candidates will not successfully complete development and receive approval. Many other companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their therapy. If we do not receive regulatory approvals for MM-120 or future product candidates, we may not be able to continue our operations. Even if regulatory approval is secured for MM-120 or any future product candidate, the terms of such approval may limit the scope and use of a specific product candidate, which may also limit its commercial potential.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. These data may not be sufficient to support regulatory submissions or approvals.

From time to time, we may publish interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available. Preliminary, top-line or interim data from our clinical trials are not necessarily predictive of final results. Interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general, and regulatory agencies may request further data from us. In addition, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize MM-120 or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

The regulatory approval process of the FDA, the EMA, the MHRA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for MM-120 and any future product candidates, our business will be substantially harmed.

We have not previously submitted a new drug application, or NDA, to the FDA, or a marketing authorization application, or MAA, to the EMA or the MHRA. Before obtaining regulatory approvals for the commercial sale of MM-120 or any future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that MM-120 and any future product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because MM-120 is in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for MM-120. It is possible that neither MM-120 nor any future product candidates we may seek to develop in the future will ever obtain regulatory approval.

MM-120 or any future product candidates could fail to receive regulatory approval from the FDA, the EMA, the MHRA or comparable foreign regulatory authorities or be precluded from commercial marketing for many reasons, including the following:

•
the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with, question or request changes in the design or implementation of our clinical trials;
•
the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may determine that MM-120 or any future product candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA, the MHRA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that our product candidates or any future product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates or any future product candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;
•
the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•
the approval policies or regulations of the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
the potential risk of our novel therapy and delivery method, including the use of third-party clinical trial sites and therapists.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any MM-120 or any future product candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of MM-120 or any future product candidates. Even if we believe the data collected from clinical trials of MM-120 or any future product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. If MM-120 or any future product candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such product candidate from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.

In addition, even if we were to obtain approval, regulatory or pricing authorities may approve MM-120 or any future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our therapies, may grant approval contingent on the performance of costly post- marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios may have a negative impact on the commercial prospects for our product candidates or any future product candidates.

Even if MM-120 or any future product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates or any future product candidates.

If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves MM-120 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying product substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and with good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such therapies. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the labeling, distribution, marketing or manufacturing of MM-120 or any future product candidates, withdrawal of the product from the market, or product recalls;
•
untitled and warning letters, or holds on clinical trials;
•
refusal by the FDA, the EMA, the MHRA or other foreign regulatory body to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•
requirements to conduct post-marketing studies or clinical trials;

•
restrictions on coverage by third-party payors;
•
fines, restitution or disgorgement of profits or revenue;
•
suspension or withdrawal of marketing approvals;
•
product seizure or detention, or refusal to permit the import or export of the product; and
•
injunctions or the imposition of civil or criminal penalties.

In addition, any regulatory approvals that we receive for MM-120 or any future product candidates may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such product candidates. For instance, we believe that MM-120 , if approved, would be subject to a REMS program, under the applicable FDA regulations. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our product candidates.

If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with our product candidates or our manufacture of an underlying product substance, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the product or its manufacture and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such therapy may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

Our current product candidates and any future product candidates we may develop may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of MM-120, MM-110 and MM-402 or any future product candidates or following approval, if any, we may need to abandon our development of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences.

Undesirable side effects that may be caused by our current product candidates or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or result in clinical holds and could result in a more restrictive label, a requirement that we implement a REMS plan to ensure that the benefits of the therapy outweigh its risks, or the delay or denial of regulatory approval by the FDA, the EMA, the MHRA or other comparable foreign authorities. We or regulatory authorities may also learn of and take similar actions based on side effects related to MM-120, MM-110 and MM-402 or similar compounds in studies not conducted by us, including in IISs or studies conducted by other sponsors, from spontaneous reports of use of these compounds outside of the clinical trial setting or from safety reports in literature.

The results of future clinical studies may show that MM-120, MM-110 and MM-402 or any future product candidates cause undesirable or unacceptable side effects or even death. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of MM-120 or any future product candidates for any or all targeted indications. Nonclinical toxicology studies may also delay or limit clinical development, for example, by limiting the dosing duration and dose interval in human clinical studies. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to LSD, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for MM-120, MM-110 and MM-402 or any future product candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the therapy used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any such product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of MM-120, MM-110, and MM-402 or any future product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our therapy, new risks and side effects associated with our therapies may be discovered. There have been other products and therapies that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of therapies from the market, and our product candidates and any future product candidates may be subject to similar risks. We might have to withdraw or recall our product candidates and any future product candidates from the marketplace. We may also experience a significant drop in the potential future sales of our product candidates or any future product candidates if and when regulatory approvals for such therapy are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product candidates, if any, or substantially increase the costs and expenses of commercializing and marketing our investigational therapies and any future product candidates.

Additionally, if our investigational MM-120, MM-110 and MM-402 therapies or any future product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such product candidates, a number of potentially significant negative consequences could result, including the following:

•
regulatory authorities may withdraw approvals of such therapies and require us to take our approved product candidates, if any, off the market;
•
regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan to ensure that the benefits of the product candidate outweigh its risks;
•
we may be required to change the way the therapy is administered, conduct additional clinical trials or change the labeling of the product candidate;
•
we may be subject to limitations on how we may promote the product candidate;
•
sales of the therapy may decrease significantly;
•
we may be subject to litigation or product liability claims; and
•
our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected product candidate or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates or any future product candidates.

Even if we obtain FDA, EMA or MHRA approval for MM-120, MM-110, MM-402 or any future product candidates that we may identify and pursue in the United States, Europe or the UK, we may never obtain approval to commercialize any such product candidates outside of those jurisdictions, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time- consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates and any future product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA, EMA or MHRA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for MM-120, MM-110 and MM-402 or any future product candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our investigational MM-120, MM-110 and MM-402 therapies and any future product candidates will be harmed.

The results of preclinical studies and early-stage clinical trials of our investigational MM-120, MM-110 and MM-402 therapies or any future product candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of MM-120, MM-110, MM-402 or any future product candidates. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

Research and development of drugs targeting the central nervous system is particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others.

Discovery and development of new drugs targeting central nervous system, or CNS, disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for CNS disorders compared with most other areas of drug discovery. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results. In addition, our later stage clinical trials may present challenges related to conducting adequate and well- controlled clinical trials, including designing an appropriate comparator arm in trials given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects.

Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including MM-120, MM-110 and MM-402, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. Moreover, most of the patients we treat in clinical trials with MM-120 and MM-110 have previously been treated with other drugs or therapies. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational MM-120, MM-110 and MM-402 therapies.

We depend on enrollment of patients in our clinical trials for our drug candidates and any future product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. Patient enrollment depends on many factors, including:

•
the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

•
identifying and enrolling eligible patients, including those willing to discontinue use of their existing medications;
•
the design of the clinical protocol and the patient eligibility and exclusion criteria for the trial;
•
safety profile, to date, of the product candidate under study;
•
the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance;
•
the willingness or availability of patients to participate in our trials, including due to impacts of the COVID-19 pandemic;
•
perceived risks and benefits of our approach to treatment of indication;
•
the proximity of patients to clinical sites;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
the availability of competing clinical trials;
•
the availability of new drugs approved for the indication the clinical trial is investigating;
•
clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and
•
our ability to obtain and maintain patient informed consents.

Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

In addition, any negative results we may report in clinical trials of MM-120, MM-110, MM-402 or any future product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays in the enrollment for any clinical trial of MM-120, MM-110 and MM-402 or any future product candidates will likely increase our costs, slow down MM-120 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 LSD therapy and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of MM-120 or any future product candidates.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions currently affected by the COVID-19 pandemic or which may in the future be impacted by this or other pandemics. Some factors from the COVID-19 pandemic that have delayed enrollment in our trial or that we believe could adversely affect enrollment in our trials in the future include:

•
the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
the limitation of available participants for our trials;
•
the inability of patients, therapists or physicians to come to hospitals and universities to participate in our trials, leading to delays and increased costs;
•
limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring and patient preparation and integration sessions;
•
interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•
employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of COVID-19 continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

While we are currently assembling a sales and marketing infrastructure, we have limited organizational experience in the sale or marketing of product candidates. To achieve commercial success for any approved therapy, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.

If our product candidates are approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our therapies effectively or to market our therapies effectively since we have limited organizational experience in the sales and marketing of product substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our therapies on our own include:

•
our inability to train an adequate number of therapists to meet the demand for psychedelic treatment sessions (including with MM-120);
•
the ability of our therapists to perform their roles consistently with our training and our guidelines for the administration of our product candidates;
•
our inability to recruit, train and retain effective market access and commercial personnel;
•
the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing any future therapies;
•
our inability to identify a sufficient number of treatment centers in third-party therapy sites to meet the demands of our therapies;
•
the lack of complementary therapies to be offered by our commercial personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•
unforeseen costs and expenses associated with creating an independent market access and commercial organization; and
•
costs of market access and commercialization above those anticipated by us.

If we enter into arrangements with third parties to perform market access and commercial services for any approved therapies, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any therapies that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved therapies outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our therapies or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our therapies or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our therapies effectively, to set up sufficient number of treatment centers in third- party therapy sites, or to recruit, train and retain adequate number of therapists to administer our therapies. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and product outcomes of our therapies. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party therapy sites through such third parties.

If we do not establish commercial capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our therapies, which in turn would have a material adverse effect on our business, prospects, financial condition and results of operations.

The future commercial success of our product candidates or any future product candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Our product candidates requires further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before it can produce any revenue. Furthermore, if approved, our therapy may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including LSD. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of product candidates may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

•
acceptance by healthcare professionals, patients and healthcare payors of each therapy as safe, effective and cost-effective;
•
changes in the standard of care for the targeted indications for any product candidate;
•
the strength of sales, marketing and distribution support;
•
potential product liability claims;
•
the product candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative therapies;
•
the prevalence and severity of adverse events or publicity;
•
limitations, precautions or warnings listed in the summary of product characteristics, patient information leaflet, package labeling or instructions for use;
•
the cost of treatment with our therapy in relation to alternative treatments;
•
the steps that prescribers and dispensers must take, given that MM-120 includes a controlled substance, as well as the perceived risks based upon its controlled substance status;
•
the ability to manufacture our product in sufficient quantities and yields;
•
the availability and amount of coverage and reimbursement from healthcare payors, and the willingness of patients to pay out of pocket in the absence of healthcare payor coverage or adequate reimbursement;
•
the willingness of the target patient population to try, and of healthcare professionals to prescribe, the therapy;
•
any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of LSD;
•
any restrictions on the use, sale or distribution of our product candidates or any future product candidates, including through REMS;

•
the extent to which therapies are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and
•
whether our therapies are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line therapy.

If our product candidates or any future product candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some therapies achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites offering any approved therapy. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.

If we are able to commercialize our product candidates or future therapies, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party therapy sites that offer and administer our therapies. Our commercial model of delivering our product candidates will also involve third-party therapists before, during and after the LSD administration session, which will be hosted in one of the third-party therapy sites. We intend to commercialize our product candidates and any future product candidates by building close relationships with qualified third-party therapy sites where these therapists will administer our product candidates. Because we intend to work only with third- party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our product candidates. Any such limitations could make it impracticable or impossible for some potential patients to access our product candidates, if approved, which could limit the overall size of our potential patient population and harm our future results of operations. Although we plan to develop Centers of Excellence to train and certify such third-party therapy sites, conduct further research on and continuously improve our treatment protocol, we expect this to involve significant costs, time and resources, and our efforts may not be successful.

If we are unable to establish a sufficient network of third-party therapy sites certified under applicable standards, including regional, national, state or other applicable standards as needed to render LSD product services, including the certifications that such third-party therapy sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the therapists to be employed by the third-party therapy sites where the therapists administer our therapies. Third-party therapy sites could, for a number of reasons, demand higher payments for our therapies or take other actions to increase their income from selling our therapies, which could result in higher costs for payors and for our patients to get access to our therapies. For example, legal regimes may have higher levels of licensure which force us to contract with third-party therapy sites that demand higher payment rates to provide LSD product services. In addition, third-party therapy sites may have difficulty meeting regulatory or accreditation requirements.

Given the novel nature of our treatment, third-party therapy sites may face additional financial and administrative burdens in order to deliver any approved therapy, including adhering to a REMS plan in the United States or a Risk Management Program, or RMP, in Europe. The process for a third-party therapy site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party therapy site’s ability to provide our therapies and materially adversely affect our commercialization trajectory. Furthermore, third-party therapy sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our product candidates, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party therapy sites from providing our product candidate and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party therapy sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the product use of LSD, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party therapy sites’ costs of delivering our product candidates. The failure to maintain or to secure new cost-effective contracts with third-party therapy sites may result in a loss of or inability to grow our network of third-party therapy sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently rely on qualified therapists working at third-party clinical trial sites to administer our product candidates in our clinical trials and we expect this to continue upon approval, if any, of MM-120 or any future product candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed.

We currently administer our product candidates in our clinical trials through qualified third-party therapists working at third-party clinical trial sites. However, there are currently not enough trained therapists to carry out our product candidates at a commercial scale, and our efforts to facilitate training and certification programs for therapists, including through our planned Centers of Excellence, may be unsuccessful.

While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If our product candidates or any future product candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our product candidates or any future product candidates. If the third-party therapy sites fail to recruit, train and retain sufficient number of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.

Although we currently provide training and expect to continue providing training to the therapists (directly or through third-party providers), we generally rely on qualified and certified third-party therapy sites to manage the therapists and monitor the administration of our therapies and ensure that the administration process of our therapies comply with our established protocols. However, if not properly managed and supervised, there is a risk that therapists may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during LSD administration sessions. The therapists might also administer unauthorized therapies to patients using illegal LSD compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigations, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.

Commercialization of our product candidates is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our affiliated providers and our Centers of Excellence violate laws prohibiting the corporate practice of medicine and certain other health professions. These laws generally prohibit the practice of medicine and certain other health professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the professional judgment of clinicians and other health care practitioners. The professions subject to corporate practice restrictions and the extent to which each jurisdiction considers particular actions or contractual relationships to constitute improper influence of professional judgment vary across jurisdictions and are subject to change and evolving interpretations by state boards of medicine and other health professions and enforcement agencies, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice laws will not further circumscribe our business operations. State corporate practice restrictions also often impose penalties on health professionals for aiding a corporate practice violation, which could discourage clinicians or other licensed professionals from participating in our network of providers. Any difficulty securing clinicians to participate in our network could impair our ability to provide therapies and could have a material adverse effect on our business.

Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in over 40 U.S. states, though the broad variation between jurisdictions with respect to the application and enforcement of the doctrine makes establishing an exact count difficult.

Because of the prevalence of corporate practice restrictions on medicine, we contract for provider services and other services provided by our network of providers through various agreements, such as service agreements, rather than employ providers. We expect that these relationships will continue, but we cannot guarantee that they will. The arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. In addition, a material change in our relationship with the Providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide therapies and could have a material adverse effect on our business, financial condition and results of operations.

We may become exposed to costly and damaging liability claims, either when testing our product candidates or any future product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of product substances. Currently, we have no therapies that have been approved for commercial sale; however, the current and future use of our product candidates or any future product candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved therapies in the future, may expose us to liability claims. These claims might be made by patients who use our therapies, healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell our therapies. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any future product candidates or any prospects for commercialization of our product candidates or any future product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If MM-120 or any future product candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use MM-120 or any future product candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:

•
decreased demand for our therapies due to negative public perception;
•
injury to our reputation;
•
withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
•
initiation of investigations by regulators;
•
costs to defend or settle the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue from product sales; and
•
the inability to commercialize our product candidates or any future product candidates, if approved.

It is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial therapies if we obtain marketing approval for our product candidates or any future product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.

Liability claims resulting from any of the events described above could have a material adverse effect on our business, financial condition and results of operations.

Risks related to regulatory approval and other legal compliance matters

LSD, MDMA and ibogaine are listed as Schedule I controlled substances under the CSA in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.

LSD, MDMA and ibogaine are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming that MM-120 or any future product candidates containing LSD, MDMA and ibogaine are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such product candidates would likely continue to be Schedule I, or the state or foreign equivalent. Violations of any federal, provincial state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity or the market price of our publicly traded Subordinate Voting Shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Various federal, state, provincial and local laws govern our business in the jurisdictions in which we operate or currently plan to operate, and to which we export or currently plan to export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

In addition, even if we or third parties were to conduct activities in compliance with U.S. state or local laws or the laws of other countries and regions in which we conduct activities, potential enforcement proceedings could involve significant restrictions being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favor. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Strict compliance with state and local laws with respect to LSD, MDMA and ibogaine does not absolve us of potential liability under U.S. federal law, EU law or English law, nor provide a defense to any proceeding which may be brought against us. Any such proceedings brought against us may adversely affect our operations and financial performance.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or the FCA. The definition of the “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021.
•
the federal civil and criminal false claims laws, such as the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•
the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
•
the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
analogous state laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents, and which may apply to our business practices, including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
the European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to healthcare providers, and privacy-related requirements in Europe and other jurisdictions.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Further, if any of our Centers for Excellence conduct clinical studies, we may face risks relating to operating a clinical trial site. Such risks may include research misconduct and patient injury. In addition, we may end up possessing a large amount of individually identifiable health information. Such activities are subject to a wide variety of laws, such as the aforementioned HIPAA.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials (such as date of birth and initials), and sensitive third-party information. Our information processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, such as restricting the use and disclosure of patient-identifiable health information, mandating the adoption of standards relating to the privacy and security of patient-identifiable health information, and requiring the reporting of certain security breaches to healthcare provider customers with respect to such information. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. In addition, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal information of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on information processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal information. The EU GDPR also provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health information, which could result in differences between Member States, limit our ability to use and share personal information or could cause our costs to increase, and harm our business and financial condition.

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection. If we cannot implement a valid compliance mechanism for cross-border information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

The successful commercialization of our product candidates or any future product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates or any future product candidates, if approved, could limit our ability to market those therapies and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies such as our investigational LSD therapy or any future product candidates, if approved. As Schedule I substances under the CSA, LSD, MDMA and ibogaine are deemed to have no accepted medical use and therapies that use these substances are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational therapies or any future product candidates. There is limited clinical data on the long-term efficacy of LSD, MDMA and ibogaine on treating brain-health disorders. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

We intend to seek approval to market our investigational LSD, MDMA and derivative of ibogaine therapy or future product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions.

In some foreign countries, particularly certain countries in Europe, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our investigational LSD therapy or our future product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our investigational LSD therapy or future product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our investigational LSD therapy or future product candidates and may be affected by existing and future healthcare reform measures.

Third-party payors are increasingly challenging prices charged for product substances and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our investigational LSD therapy or any future product candidates as substitutable and only offer to reimburse patients for the less expensive therapy. Even if we show improved efficacy or improved convenience of administration with our investigational LSD therapy or any future product candidates, pricing of existing drugs may limit the amount we will be able to charge. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed therapies at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our investigational LSD therapy or any future product candidates, and may not be able to obtain a satisfactory financial return on product candidates that we may develop.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved therapies. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our investigational LSD therapy or any future product candidates.

Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for drug therapies exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug therapies can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our therapies to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Congress may seek new legislative measures to control drug costs.

On the state level, local governments have been very aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our product candidates or any future product candidates. In many countries, the prices of medical therapies are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical therapies, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates or any future product candidates. Accordingly, in markets outside the United States, the reimbursement for our therapies may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU-wide, law and policy. The medicines regulatory regime in respect of the EU applies to the European Economic Area, or the EEA, which comprises the EU member states as well as Norway, Iceland and Liechtenstein. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of therapies in that context. In general, however, the healthcare budgetary constraints in many EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing EU and national regulatory burdens on those wishing to develop and market therapies, this could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any therapies for which we obtain marketing approval.

EU drug marketing regulation may materially affect our ability to market and receive coverage for our therapies in the EU member states. Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal therapies is also prohibited in most countries within the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU member states, and in respect of the UK (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive

2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians and other healthcare professionals in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in individual EU member states and the particular requirements can therefore vary widely amongst the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In addition, in most foreign countries, including many EU member states, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual member states in the EU have the ability to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost- effectiveness of our product candidates or any of our future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our therapies. Historically, therapies launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our therapies is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our product candidates or any of our future product candidates in those countries would be negatively affected.

Moreover, increasing efforts by governmental and third-party payors in the EU, the United States and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved therapies and, as a result, they may not cover or provide adequate payment for our product candidates or any future product candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific therapies. We expect to experience pricing pressures in connection with the sale of our product candidates or any future product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new therapies.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our investigational therapies, our business may be materially harmed.

In the United States, if all maintenance fees are paid on time, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our investigational therapies, their manufacture, or use are obtained, once the patent life has expired, we may be open to competition from competitive therapies. Given the amount of time required for the development, testing and regulatory review of new investigational therapies, patents protecting such candidates and concomitant therapies might expire before or shortly after such candidates and concomitant therapies are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing therapies similar or identical to ours.

Depending upon the timing, duration and conditions of FDA marketing approval of MM-120 and any future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable therapies could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

We could experience difficulty enforcing our contracts.

Due to the nature of our business and the fact that our contracts involve certain substances whose usage is not legal under U.S. federal law and in certain other jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal and state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, prospects, financial condition and results of operations.

In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the United States and at the appropriate level in other jurisdictions. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our product candidates and any future product candidates.

Investors in certain jurisdictions may have difficulty in enforcing judgments and effecting service of process on us

The enforcement by investors of civil liabilities under the United States federal or state securities laws may be affected adversely by the fact that we are organized under the laws of British Columbia. It may not be possible for investors to enforce judgments obtained in the United States courts against us based upon the civil liability provisions of United States federal securities laws or the securities laws of any state of the United States.

There is some doubt as to whether a judgment of a United States court based solely upon the civil liability provisions of United States federal or state securities laws would be enforceable in Canada against us. There is also doubt as to whether an original action could be brought in Canada against us to enforce liabilities based solely upon United States federal or state securities laws.

In addition, all of our directors and officers reside outside of Canada. Some or all of the assets of such persons may be located outside of Canada. Therefore, it may not be possible for investors to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for investors to effect service of process within Canada upon such persons.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the significant number of brain health disorders our products are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

The production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions.

Our product candidates contain controlled substances, including psychedelic substances, which are subject to strict legal requirements in certain jurisdictions where we will produce and sell our products. Certain jurisdictions may not allow the use or production of the substances included in our products, nor provide any possibilities for an exemption or regulatory approval that could allow for the lawful use or production of such substances. In addition, these jurisdictions may prohibit any form of contributing to the production or use of these drugs and may also directly or indirectly prohibit the receipt of any benefits following from the production and sale of these substances. Under circumstances, this may have consequences for the legality of the purchase of our shares or receipt of dividends in or from foreign jurisdictions.

If certain foreign authorities consider it illegal to invest in our company, this will negatively affect the possibility to commercialize and generate revenue in the country of interest. Any investigations of authorities against foreign investors could generate negative publicity. We cannot predict the likelihood of foreign authorities to take such a point of view or take any actions against investors in certain jurisdictions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA), Corruption of Foreign Public Officials Act (Canada) (CFPOA) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S., Canadian and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities may be subject to the FCPA, CFPOA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA and CFPOA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a government official in order to influence official action or otherwise obtain or retain business. The FCPA and CFPOA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S and non-Canadian. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products may be subject to U.S., Canadian and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. and Canadian export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. and Canadian sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

Risks related to employee matters, managing our growth and other risks related to our business

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

Additionally, we rely on our scientific founders and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed.

We face competition from other biotechnology and pharmaceutical companies and our financial condition and operations will suffer if we fail to effectively compete

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors include large, well-established pharmaceutical companies, biotechnology companies, academic and research institutions developing products for the same indications we are targeting and competitors with existing marketed therapies.

Many other companies are developing or commercializing therapies to treat the same diseases or indications for which our product candidates may be useful. Many of our competitors have substantially greater financial, technical and human resources than we do and have significantly greater experience than us in conducting preclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. Our ability to compete successfully will largely depend on: (1) the efficacy and safety profile of its product candidates relative to marketed products and other product candidates in development; (2) our ability to develop and maintain a competitive position in the product categories and technologies on which it focuses; (3) the time it takes for our product candidates to complete clinical development and receive marketing approval; (4) our ability to obtain required regulatory approvals; (5) our ability to commercialize any of its product candidates that receive regulatory approval; (6) our ability to establish, maintain and protect intellectual property rights related to its product candidates; and (7) acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers and payers.

Competitors have developed and may develop technologies that could be the basis for products that challenge the discovery research capabilities of MM-120, MM-110, MM-402 or other products we are developing. Some of those products may have an entirely different approach or means of accomplishing the desired product effect than our product candidates and may be more effective or less costly than its product candidates. The success of our competitors and their product candidates relative to our technological capabilities and competitiveness could have a material adverse effect on the future preclinical studies and clinical trials of our product candidates, including its ability to obtain the necessary regulatory approvals for the conduct of such clinical trials. This may further negatively impact our ability to generate future product development programs using MM-120, MM-110, MM-402 or other product candidates or research compounds.

If we are not able to compete effectively against its current and future competitors, our business will not grow, and our financial condition and operations will substantially suffer.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

We currently do not have and have never had a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of February 28, 2022, we had 41 full-time employees, including 22 employees engaged in research and development, 6 in digital development and 13 in general and administrative positions. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for MM-120 and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize MM-120, MM-110, MM-402 and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of MM-120, MM-110, MM-402 and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize MM-120, MM-110, MM-402 and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If our information technology systems or data, or those of third parties upon which we rely, are of were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal information (such as health-related information), intellectual property, and trade secrets. We may rely upon third parties service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of information or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. A security breach or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security breaches. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of third parties upon which we rely (including sites performing our clinical trials), there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security beach has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of information); financial loss; and other similar harms. Security breaches and attendant consequences may cause customers to stop using our services, deter new clinical trial participants from participating in our services, and negatively impact our ability to grow and operate our business.

Our operations are vulnerable to interruption by fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, fire, earthquake, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for any actual and catastrophic losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We will be subject to Canadian and U.S. tax on our worldwide income.

Pursuant to Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and the U.S. Treasury Regulations promulgated thereunder, notwithstanding that we have been organized under Canadian law, solely for U.S. federal income tax purposes, we will be classified as a U.S. domestic corporation. Accordingly, we will be subject to a number of significant and complicated U.S. federal income tax consequences as a result of being treated as a U.S. domestic corporation for U.S. federal income tax purposes and will be subject to taxation on our worldwide income both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

Dispositions of Subordinate Voting Shares and any dividends (if we ever pay any) may be subject to Canadian and/or United States tax.

Dispositions of Subordinate Voting Shares will be subject to Canadian tax. In addition, dispositions of Subordinate Voting Shares by U.S. Holders (as defined below) will be subject to U.S. tax, and certain dispositions of Subordinate Voting Shares by non-U.S. Holders (including if we are treated as a USRPHC) will be subject to U.S. tax. Dividends on the Subordinate Voting Shares may be subject to Canadian and/or United States withholding tax. It is currently not anticipated that we will pay any dividends on the Subordinate Voting Shares in the foreseeable future.

To the extent dividends are paid on the Subordinate Voting Shares, dividends received by shareholders who are residents of Canada for purposes of the Income Tax Act (Canada) (and non-U.S. Holders for purposes of the Code) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

Dividends received by U.S. Holders generally will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. Holders may not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to a shareholder of us, subject to examination of the relevant treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to a shareholder of us, subject to examination of the relevant tax treaty.

Each shareholder should seek tax advice, based on such shareholder’s particular circumstances, from an independent tax advisor.

For purposes hereof, a “U.S. Holder” is a beneficial holder of Subordinate Voting Shares who or that, for U.S. federal income tax purposes, is:

•
an individual who is a United States citizen or resident of the United States;
•
a corporation or other entity treated as a corporation for United States federal income tax purposes created in, or organized under the laws of, the United States, any state thereof or the District of Columbia;
•
an estate the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or
•
a trust (A) the administration of which is subject to the primary supervision of a United States court and which has one or more United States persons (within the meaning of the Code) who have the authority to control all substantial decisions of the trust or (B) that has in effect a valid election under applicable U.S. Treasury Regulations to be treated as a United States person.

As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of our non-U.S. Holders upon a disposition of Subordinate Voting Shares generally depends on whether we classified as a USRPHC for U.S. federal income tax purposes. We believe that we presently are not a USRPHC and do not presently anticipate that we will become a USRPHC. However, because this determination is made from time to time and is dependent upon a number of factors, some of which are beyond our control, including the value of our assets, there can be no assurance that we will not become a USRPHC. If we ultimately are determined by the United States Internal Revenue Service, or IRS, to constitute a USRPHC, our non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of the Subordinate Voting Shares.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

Our U.S. federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2021, we had available U.S. federal NOL carryforwards of $81.1 million which can be carried forward indefinitely. We also have available state NOL carryforwards of approximately $13.4 million as of December 31, 2021, of which $3.6 million can be carried forward indefinitely and $2.9 million expire beginning December 31, 2028 and are subject to limitation on use.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of the Company. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above. There is also a risk that regulatory changes, such as suspensions on the use of NOLs or other unforeseen changes, could cause our existing NOLs to expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. Consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

We may incur significant tax liabilities under Section 280E of the Code.

Section 280E of the Code prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked Section 280E of the Code in tax audits against various businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. significantly higher than the rate typically applicable to U.S. corporations. While there are currently several pending cases before various U.S. administrative and federal courts challenging these restrictions, there can be no assurance that these courts will issue an interpretation of Section 280E of the Code favorable to our businesses.

If we are not able to establish, maintain and enhance our reputation and brand recognition, our business, financial condition and results of operations will be harmed.

We believe that establishing, maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing and future therapists, patients and collaborators. The promotion of our brand may require it to make substantial investments and we anticipate that, as its market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses that we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of its management, including failing to meet the expectations of its network of therapists, patients and collaborators, could harm its reputation and brand and make it substantially more difficult for us to attract new therapists, patients and collaborators. If we do not successfully establish, maintain and enhance our reputation and brand recognition, its business may not grow and we could lose its relationships with therapists, patients and collaborators, which would harm our business, financial condition and results of operations.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the United States and Canada and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
potential liability under the FCPA, CFPOA or comparable foreign regulations;

•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States or Canada;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks related to our intellectual property

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and Canadian Intellectual Property Office, or CIPO, and corresponding foreign patent offices. Numerous U.S. and Canadian and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We have conducted patent searches for third-party patents with respect to our lead product candidates, and are not aware of third-party patent families with claims that, if valid and enforceable, could be construed to cover such product candidates or their respective methods of manufacture or use. We cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and Canada and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. The existence of any patent with valid and enforceable claims covering one or more of our product candidates could cause substantial delays in our ability to introduce a candidate into the U.S. market if the term of such patent extends beyond our desired product launch date.

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions that do not require publication of patent applications until 18 months after filing. Moreover, we may face claims from non-practicing third-party entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, the scope of patent claims is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the asserted patent claims or that the claims are invalid and/or unenforceable, and we may not be successful.

Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. In proceedings before courts in the E.U., the burden of proving invalidity of a patent also usually rests on the party alleging invalidity. Even if we are successful in litigation, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted, which could harm our business. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial monetary damages. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on commercially acceptable terms or at all. If, as a result of patent infringement claims or to avoid potential claims, we choose or are required to seek licenses from third parties, these licenses may not be available on acceptable terms or at all. Even if we are able to obtain a license, the license may obligate us to pay substantial license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would likely involve substantial litigation expense and would likely be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may, in addition to being blocked from the market, have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights.

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the E.U. states (including Switzerland) seeking to extend certain patent protection that, if approved, may interfere with or delay the launch of one or more of our product candidates.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may fail, and even if successful, may result in substantial costs and distract our management and other employees. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace.

So called “submarine” patents may be granted to our competitors that may significantly alter our launch timing expectations, reduce our projected market size, cause us to modify our product or process or block us from the market altogether.

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from a U.S. application with an effective filing date prior to June 8, 1995 that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may be issued to our competitors covering our product candidates and thereby cause significant market entry delay, defeat our ability to market our product candidates or cause us to abandon development and/or commercialization of a product candidate.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a candidate into the U.S. market.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States, Canada and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products or pipeline candidates. We may incorrectly determine that our products are not covered by a third party patent. Further, we may conclude that a well-informed court or other tribunal would find the claims of a relevant third-party patent to be invalid based on prior art, enablement, written description, or other ground, and that conclusion may be incorrect, which may negatively impact our ability to market our products or pipeline molecules.

Many patents may cover a marketed product, including but not limited to the composition of the product, methods of use, formulations, cell line constructs, vectors, growth media, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of a reference product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. We may not identify all relevant patents, or incorrectly determine their expiration dates, which may negatively impact our ability to develop and market our products.

Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop, market and commercialize our products.

We may become involved in lawsuits to protect or enforce any future patents, which could be expensive, time-consuming and unsuccessful.

We have issued patents and when and if we do obtain additional issued patents, we may discover that competitors are infringing these patents. Expensive and time-consuming litigation may be required to enforce our patents. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or CIPO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during any litigation we initiate to enforce our patents. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a negative impact on the market price of our securities. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals and retain independent contractors and consultants and members on our board of directors who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us asserting ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

While our principal focus in matters relating to intellectual property is to avoid infringing the valid and enforceable rights of third parties, we also rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our own intellectual property related to our product candidates and development programs. Our ability to enjoy any competitive advantages afforded by our own intellectual property depends in large part on our ability to obtain and maintain patents and other intellectual property protection in the United States, Canada and in other countries with respect to various proprietary elements of our product candidates, such as, for example, our product formulations and processes for manufacturing our products and our ability to maintain and control the confidentiality of our trade secrets and confidential information critical to our business.

We have sought to protect our proprietary position by filing patent applications in the United States, Canada and abroad related to our products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no guarantee that any patent application we file will result in an issued patent having claims that protect our products; and, as a result, we may not be able to effectively prevent others from commercializing competitive products. Additionally, while the basic requirements for patentability are similar across jurisdictions, each jurisdiction has its own specific requirements for patentability. We cannot guarantee that we will obtain identical or similar patent protection covering our products in all jurisdictions where we file patent applications.

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions for which legal principles remain unresolved. As a result, the patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States, Canada or in other foreign countries for many reasons. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to prevent third parties from using the same technologies that we use in our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products from using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

In addition to our issued patents, we have patent applications in the United States and other jurisdictions, which are currently pending, directed to various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents that may be issued to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

We have filed patent applications directed to our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the patents covering LSD, MDMA and 18-MC have expired. We have developed our own proprietary formulations or manufacturing methods for these products that we believe are not covered by valid claims of third-party patents, and we have filed patent applications directed to our formulations. We cannot guarantee that our proprietary formulations will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to formulations of LSD, MDMA, 18-MC, and others would cover the formulations of any competitors. We have patents and patent applications directed to aspects of our downstream manufacturing processes for various biosimilars, including MM-120. In contrast to our patent applications directed to formulations of MM-120, the proprietary technologies embodied in our process-related patent filings, while directed to inventions we believe may provide us with competitive advantage, were not developed by us to avoid third-party patents. As in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties.

Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submissions, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO, CIPO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Canada can be less extensive than those in the United States and Canada. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States or federal and provincial laws in Canada. Further, licensing partners may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States and Canada or importing products made using our inventions into the United States, Canada or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States or Canada. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not being approved, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Governments of some foreign countries may force us to license our patents to third parties on terms that are not commercially reasonable or acceptable to us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation, including the Leahy-Smith America Invents Act, or the America Invents Act, signed into law on September 16, 2011.

As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the America Invents Act. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO via procedures including post-grant and inter partes review. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a patent invalidated in a Patent Office post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could harm our business and financial condition.

Further, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I); BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., (Myriad II); and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations.

In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the United States Congress, the Federal Courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents that we might obtain in the future.

If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

While we have filed patent applications to protect certain aspects of our own proprietary formulation and process developments, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. Moreover, the information embodied in our trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. We seek to protect the scientific, technical and business information supporting our operations, as well as the confidential information relating specifically to our product candidates by entering into confidentiality agreements with parties to whom we need to disclose our confidential information, such as, our employees, consultants, board members, contractors, potential collaborators and financial investors. However, we cannot be certain that such agreements have been entered into with all relevant parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. Our confidential information and trade secrets thus may become known by our competitors in ways we cannot prove or remedy.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may harm our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secret. We cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the “first-to-file” laws in the United States, such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions.

We may be subject to claims challenging the inventorship of our patent filings and other intellectual property.

We may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patent applications or patents we may be granted or other intellectual property as an inventor or co-inventor. For example, we may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use valuable intellectual property. Such an outcome could harm our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to to research and license collaborations, including an exclusive worldwide license agreements with University Hospital Basel, pertaining to LSD and other research products. If we fail to comply with our obligations under these agreements or if we are subject to a bankruptcy, we may be required to make certain payments to the licensor of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. In the event we breach any of our obligations under these agreements, we may incur significant liability to our research and licensing partners. Disputes may arise regarding intellectual property subject to a research licensing agreement, including but not limited to:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patents and other rights;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our collaborators;
•
the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and that could harm our business.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property through licenses from third parties, including University Hospital Basel and MindShift Compounds AG , to develop MM-110 and MM-120. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

Risks related to our dependence on third parties

We rely on third parties to supply and manufacture the LSD incorporated in MM-120 and expect to continue to rely on third parties to supply and manufacture any future product candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing MM-120 or our future product candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any therapies, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.

We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture MM-120 or any current or future product candidates, including the LSD incorporated into such product candidates. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs, for the development, manufacture and production of the LSD used in our investigational therapies administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational therapies are approved. Currently, we engage with multiple different CMOs for all activities relating to the development, manufacture and production of all components incorporated in MM-120. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture MM-120 , or any current or future product candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of MM-120 or any current or future product candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of MM-120 , including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of MM-120 or any future product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of MM-120, MM-110, MM-402, ibogaine or any future product candidates and harm our business and results of operations.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for MM-120, MM-110, MM-402 or ibogaine or any future product candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates or any future product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our therapies, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

In complying with the manufacturing regulations of the FDA, the DEA, the EMA, the MHRA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the therapies meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of therapies and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA, the EMA, the MHRA or other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the therapies could suffer significant interruptions. We face risks inherent in relying on a limited number of CMOs, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. We currently do not have disaster recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates or any future product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic collaborators and third-party CROs, to conduct our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA and comparable foreign regulatory authorities for all of our therapies in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Further, these investigators, academic collaborators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates or any future product candidates and clinical trials. If independent investigators, academic collaborators or CROs fail to devote sufficient resources to the development of our product candidates or any future product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates or any future product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. In addition, investigators, academic collaborators and CROs may have difficulty staffing, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors, any of which materially adversely affect our business.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs, academic collaborators or investigators on commercially reasonable terms or at all. If CROs, academic collaborators or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates or any future product candidates. As a result, our results of operations and the commercial prospects for our product candidates or any future product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding additional CROs (or investigators) involves additional cost and requires management time and focus. In addition, delays occur during the natural transition period when a new CRO commences work, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future, or that these delays or challenges will not have a material adverse impact on our business or financial condition and prospects.

If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business.

We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may enter into collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to, and the manner in which they perform their obligations under, these collaborations and may not perform their obligations as expected;
•
collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may rely on third parties to conduct development, manufacturing, and/or commercialization activities, and except for remedies available to us under our collaboration agreements, we have limited ability to control the conduct of such activities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•
we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
•
collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates, if approved, and we may rely even more on strategic collaborations for research and development of other of our product candidates or discoveries. We may sell product offerings through strategic partnerships with pharmaceutical and biotechnology companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our research and development efforts and potential to generate revenue may be limited.

If we enter into research and development collaborations during the early phases of product development, success will in part depend on the performance of research collaborators. We will not directly control the amount or timing of resources devoted by research collaborators to activities related to product candidates. Research collaborators may not commit sufficient resources to our research and development programs. If any research collaborator fails to commit sufficient resources, the preclinical or clinical development programs related to the collaboration could be delayed or terminated. Also, collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to collaborators or to observe other obligations in agreements with them, the collaborators may have the right to terminate or stop performance of those agreements.

Establishing strategic collaborations is difficult and time consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate.

We may invest in pre-revenue companies which may not be able to meet anticipated revenue targets in the future

We have made and may in the future make investments in companies with no significant sources of operating cash flow and no revenue from operations. Our investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all, or such underperforming pre-revenue companies may fail, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

Risks related to the securities markets and ownership of our Subordinated Voting Shares

We do not know whether an active, liquid and orderly trading market will continue for our Subordinated Voting Shares or what the market price of our Subordinated Voting Shares will be and as a result it may be difficult for you to sell your Subordinated Voting Shares.

The Subordinate Voting Shares commenced trading in Canada on the NEO in March and only recently began trading on the Nasdaq Capital Market, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling our Subordinated Voting Shares and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our Subordinated Voting Shares as consideration.

The price of our Subordinated Voting Shares is volatile.

The trading price of our Subordinated Voting Shares is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our Subordinated Voting Shares, regardless of our actual operating performance. In addition to the factors discussed in this “Risk factors” section and elsewhere in this periodic report, these factors include:

•
the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•
any adverse development or perceived adverse development with respect to product candidates;
•
any safety concerns related to the use of our product candidates;
•
our ability to obtain sufficient resources for our clinical trials and preclinical studies;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
regulatory actions with respect to our products or our competitors’ products;
•
actual or anticipated changes in our growth rate relative to our competitors;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
fluctuations in the valuation of companies perceived by investors to be comparable to us;

•
market conditions in the pharmaceutical and biotechnology sector;
•
inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;
•
changes in the structure of healthcare payment systems;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•
announcement or expectation of additional financing efforts;
•
sales of our Subordinated Voting Shares by us, our insiders or our other shareholders;
•
expiration of market stand-off or lock-up agreements;
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, including the change of administration in the United States in 2021.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our Subordinated Voting Shares.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our Subordinated Voting Shares is influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We currently have research coverage from a limited number of securities or industry analysts. We do not have control over these analysts. There can be no assurance that analysts will continue to cover us, or provide favorable coverage. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our share performance or our market, or if our operating results fail to meet the expectations of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including, our underlying share price and share price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
•
our ability to enroll patients in clinical trials and the timing of enrollment;

•
the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•
expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•
the timing and outcomes of clinical trials for MM-120, MM-110, MM-402 and any of our other product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with LSD and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of MM-120, MM-110, MM-402 or any of our other product candidates;
•
the level of demand for MM-120, MM-110, MM-402 and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with LSD and any of our other product candidates;
•
our ability to commercialize MM-120, MM-110, MM-402 and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•
our ability to establish and maintain collaborations, licensing or other arrangements;
•
our ability to adequately support future growth;
•
potential unforeseen business disruptions that increase our costs or expenses;
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing and volatile global economic and political environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Subordinated Voting Shares could decline substantially. Such a share price decline could occur even when we have met any previously publicly stated guidance we may provide.

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our Subordinated Voting Shares and their respective affiliates beneficially owned approximately 15.2% of our outstanding Subordinated Voting Shares. These shareholders, acting together, may be able to impact matters requiring shareholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Subordinated Voting Shares that you may feel are in your best interest as one of our shareholders. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their Subordinated Voting Shares, and might affect the prevailing market price for our Subordinated Voting Shares.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

Our Subordinated Voting Shares are listed on The Nasdaq Capital Market. To maintain our listing, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share, and active operations. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common shares. If our Subordinated Voting Shares are delisted for any reason, it could reduce the value of our Subordinated Voting Shares and their liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations, or to use our common shares in acquisitions. Delisting may also result in the loss of confidence by suppliers, investors and employees.

A return on our securities is not guaranteed

There is no guarantee that our securities will earn any positive return in the short term or long term. A holding of our securities is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of our securities is appropriate only for holders who have the capacity to absorb a loss of some or all of their investment.

Sales of a substantial number of shares of our Subordinated Voting Shares in the public market could cause our share price to fall.

Sales of a substantial number of shares of our Subordinated Voting Shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Subordinated Voting Shares.

Certain holders of shares of our Subordinated Voting Shares have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these shareholders could have a material adverse effect on the market price for our Subordinated Voting Shares.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Subordinated Voting Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report;
•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act);
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements; and
•
exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year (1) in which we have more than $1.07 billion in annual revenue; (2) on which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) following the fifth anniversary of the date of the completion of our initial listing in the United States.

We cannot predict if investors will find our Subordinated Voting Shares less attractive because we may rely on these exemptions. If some investors find our Subordinated Voting Shares less attractive as a result, there may be a less active trading market for our Subordinated Voting Shares and our share price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to related compliance initiatives. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Canadian securities laws and regulations, Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC, Nasdaq, Canadian securities regulators and the NEO. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second Annual Report on Form 10-K as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2021, a material weakness was identified in our internal controls over financial reporting in connection with the Company’s $5.0 million pledge in 2020 to an academic research institution to support a psychedelic research and training program. The pledge amount was and is payable by the Company in quarterly contributions over a five-year period to align with development and progress of the program. The deficiency identified was failing to accrue the $3.2 million liability at the time the pledge was committed to in 2020 notwithstanding the five-year quarterly payment schedule. To address this instance of a material weakness, we have taken steps to further improve the design and operating effectiveness of our internal controls over financial reporting.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid a potential future weakness. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our shares could decline and we could be subject to sanctions or investigations by the stock exchange on which our Subordinated Voting Shares are listed, the SEC or other regulatory authorities.

Neither our management nor our independent registered public accounting firm has performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not expected to formally attest to the effectiveness of our internal controls over financial reporting until at least the filing of our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common share. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Subordinated Voting Shares is volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We do not intend to pay dividends on our Subordinated Voting Shares so any returns will be limited to the value of our Subordinated Voting Shares.

We have never declared or paid any cash dividends on our Subordinated Voting Shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to any appreciation in the value of their shares. The payment of dividends in the future will be dependent on its earnings and financial condition in addition to such other factors as MindMed’s Board considers appropriate. There is no present intention by MindMed’s Board to pay dividends on its Subordinate Voting Shares.

We have broad discretion in the use of our cash, cash equivalents and short-term investments and may use them in ways in which you do not agree or in ways that do not increase the value of your investment.

Our management has broad discretion in the application of our cash, cash equivalents and short-term investments, and could spend these funds in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common shares to decline and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents and short-term investments, in a manner that does not produce income or that loses value.

Our articles and certain Canadian legislation contain provisions that may have the effect of delaying or preventing certain change in control transactions or shareholder proposals

Certain provisions of our articles and certain Canadian legislation, together or separately, could discourage or delay certain change in control transactions or shareholder proposals.

Our articles contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings. These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

The Investment Canada Act requires that a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition, or Commissioner, to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in our company. Otherwise, there are no limitations either under the laws of Canada or British Columbia, or in our articles on the rights of non-Canadians to hold or vote our Subordinate Voting Shares.

Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders. We may be deemed a passive foreign investment company, and as a result, U.S. shareholders may be subject to special taxation rules that restrict capital gains treatment, unless the shareholders make a timely tax election to treat the company as a qualified electing fund.

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (PFIC) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2021 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or any future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (QEF election). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

The material differences between the BCBCA as compared to the Delaware General Corporation Law, or the DGCL, which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions, amendments to our articles) the BCBCA generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; (ii) under the BCBCA shareholders holding at least 1/20 of our issued and outstanding Subordinate Voting Shares can requisition a general meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iii) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the shareholders; however, many public company charters limit removal of directors to a removal for cause; and (iv) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) alter the identifying name of any of our shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our Subordinate Voting Shares less attractive because of these material differences. If some investors find our Subordinate Voting Shares less attractive as a result, there may be a less active trading market for our Subordinate Voting Shares and our share price may be more volatile.

General risk factors

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Canadian dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the Canadian dollar (except that the functional currency of our U.S. subsidiaries is the U.S. dollar) and the majority of our operating expenses are paid in U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, the Canadian dollar pound sterling and the euro. Further potential future revenue may be derived from abroad. As a result, our business and the price of our Subordinated Voting Shares may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual financial statements appearing for a description of foreign exchange risks.

In addition, the possible abandonment of the euro by one or more members of the European Union, or the EU, could materially affect our business in the future. Despite measures taken by the EU to provide funding to certain EU member states in financial difficulties and by a number of European countries to stabilize their economies and reduce their debt burdens, it is possible that the euro could be abandoned in the future as a currency by countries that have adopted its use. This could lead to the re-introduction of individual currencies in one or more EU member states, or in more extreme circumstances, the dissolution of the EU. The effects on our business of a potential dissolution of the EU, the exit of one or more EU member states from the EU or the abandonment of the euro as a currency, are impossible to predict with certainty, and any such events could have a material adverse effect on our business, financial condition and results of operations.

We will be subject to Canadian and United States tax on its worldwide income

We will be deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of being organized under the laws of a province of Canada. Accordingly, we will be subject to Canadian taxation on its worldwide income, in accordance with the rules in the Tax Act generally applicable to corporations resident in Canada.

Notwithstanding that we will be deemed to be a resident of Canada for Canadian federal income tax purposes, we are treated as a United States corporation for United States federal income tax purposes, pursuant to Section 7874(b) of the Code, and will be subject to United States federal income tax on its worldwide income. As a result, we will be subject to taxation both in Canada and the United States, which could have a material adverse effect on our business, financial condition or results of operations.

Dispositions of Subordinate Voting Shares will be subject to Canadian and United States tax

Dispositions of Subordinate Voting Shares will be subject to Canadian tax. In addition, dispositions of Subordinate Voting Shares by U.S. Holders (as defined below) will be subject to U.S. tax, and certain dispositions of Subordinate Voting Shares by non-U.S. Holders (including if we are treated as a USRPHC) will be subject to U.S. tax. Dividends on the Subordinate Voting Shares may be subject to Canadian or United States withholding tax. It is currently not anticipated that we will pay any dividends on the Subordinate Voting Shares in the foreseeable future.

To the extent dividends are paid on the Subordinate Voting Shares, dividends received by shareholders who are residents of Canada for purposes of the Tax Act (and non-U.S. Holders for purposes of the Code) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

Dividends received by U.S. Holders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. Holders may not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to a shareholder of ours, subject to examination of the relevant treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to a shareholder of ours, subject to examination of the relevant tax treaty.

For purposes hereof, a “U.S. Holder” is a beneficial holder of Subordinate Voting Shares who or that, for U.S. federal income tax purposes, is:

•
an individual who is a United States citizen or resident of the United States;
•
a corporation or other entity treated as a corporation for United States federal income tax purposes created in, or organized under the laws of, the United States, any state thereof or the District of Columbia;
•
an estate the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or
•
a trust (A) the administration of which is subject to the primary supervision of a United States court and which has one or more United States persons (within the meaning of the Code) who have the authority to control all substantial decisions of the trust or (B) that has in effect a valid election under applicable U.S. Treasury Regulations to be treated as a United States person.

Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration (such as those related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, or HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities.

We or the third parties upon whom we depend may be adversely affected by unplanned natural disasters, as well as occurrences of civil unrest, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our current business operations are headquartered in our offices in Canada and New York in the U.S. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or any future product candidates or interruption of our business operations. Such unplanned natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot ensure that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our US corporate address is located at One World Trade Center Suite 8500, New York, New York 10007, where we lease office space as well as shared use of office services and facilities. Our lease expires June 2022 and automatically renews every six months.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Subordinate Voting Shares

Our Subordinate Voting Shares are publicly traded on the NEO under the symbol "MMED" and on the Nasdaq Global Select Market under the symbol “MNMD”. Prior to listing on the respective exchanges, there was no public trading market for our Subordinate Voting Shares.

Holders of Record

As of December 31, 2021, there were approximately 72 stockholders of record of our Subordinate Voting Shares. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our Subordinate Voting Shares relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our Subordinate Voting Shares and each index on January 1, 2021 and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our Subordinate Voting Shares to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Annual Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Consolidated Financial Statements. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

Overview

We are a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative drug candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

We were incorporated under the laws of the Province of British Columbia. Our wholly owned subsidiary, Mind Medicine, Inc. (“MindMed US”) was incorporated in Delaware. Prior to February 27, 2020, our operations were conducted through MindMed US.

On February 27, 2020, we completed a reverse takeover transaction with Broadway Gold Mining Ltd. ("Broadway") by way of a plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia) pursuant to the arrangement agreement dated as of October 15, 2019 between Broadway, Madison Metals Inc., Broadway Delaware Subco Inc. and MindMed US (the “Arrangement Agreement”) which resulted in Broadway becoming the legal parent company of MindMed US. MindMed US is deemed to be the acquirer in the reverse takeover transaction. As a result, the consolidated statements of financial position are presented as a continuance of MindMed US and the comparative figures presented are those of MindMed US.

On February 26, 2021 the Company acquired 100% of the issued and outstanding shares of HealthMode Inc. (“HealthMode”), a developer of technologies using Artificial Intelligence (AI)-enabled digital measurement to increase the precision and speed of clinical research and patient monitoring. The Company plans to utilize these technologies in its clinical trials to enhance the quality of the data that is collected during the Company’s clinical trials.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $93.0 million for the year ended December 31, 2021, $33.9 million for the year ended December 31, 2020 and $10.7 million for the period from May 30, 2019 (inception) through December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $137.7 million and cash of $133.5 million

During the period ended December 31, 2021, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

Impact of COVID-19 Pandemic

We continue to monitor the ongoing COVID-19 global pandemic, which has resulted in travel and other restrictions to reduce the spread of the disease. To date, we have not experienced any significant disruptions from the ongoing COVID-19 pandemic. All clinical and chemistry, manufacturing and control activities are currently active.

The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As the pandemic and its resulting restrictions evolve in jurisdictions across the country, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our clinical teams and key vendors and are prepared to take action should the pandemic worsen and impact our business in the future.

Components of Operating Results

Operating Expenses

Research and Development

To date, our resources have focused primarily on the development of our MM-120 and MM-110 programs and the commencement of related clinical activities. We have commenced clinical studies and have funded data and study acquisitions and acquired the materials required to supply our studies.

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of direct and indirect costs incurred for the development of our product candidates, as follows:

•
payroll, consulting and benefits expenses;
•
licensing fees;
•
manufacturing costs to produce clinical trial materials;
•
clinical research costs associated with discovery, preclinical and clinical testing of our product candidates;
•
data and study acquisition cost; and
•
other costs.

We may also incur in-process research and development expense as we acquire or in-license assets from other parties. Technology acquisitions are expensed or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. Acquired in-process research and development costs that have no alternative future use are immediately expensed.

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other offices supporting administrative functions, professional services fees, insurance expenses and allocated expenses.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to increase the size of our administrative function and facility costs to support the growth of our business.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	$ Change	% Change
Operating expenses:
Research and development	$34,789	$18,631	$16,158	87%
General and administrative	59,065	14,399	44,666	*
Total operating expenses	93,854	33,030	60,824	184%
Loss from operations	(93,854)	(33,030)	(60,824)	184%
Other income (expense):
Interest expense, net	(359)	(164)	(195)	119%
Foreign exchange (loss) gain, net	(86)	130	(216)	-166%
Other income	106	—	106	100%
Loss on revaluation of derivative liability	—	(873)	873	-100%
Total other expense, net	(339)	(907)	568	-63%
Loss before income taxes	(94,193)	(33,937)	(60,256)	178%
Income tax benefit	(1,157)	—	(1,157)	100%
Net loss	$(93,036)	$(33,937)	$(59,099)	174%
Other comprehensive gain:
Gain on foreign currency translation	762	284	478	168%
Comprehensive loss	$(92,274)	$(33,653)	$(58,621)	174%

Comparison of the Year Ended December 31, 2020 and Period from May 30, 2019 to December 31, 2019

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Year Ended December 31, 2020	For the Period from May 30, 2019 (Date of Incorporation) to December 31, 2019	$ Change	% Change
Operating expenses:
Research and development	$18,631	$7,549	$11,082	147%
General and administrative	14,399	3,178	11,221	*
Total operating expenses	33,030	10,727	22,303	208%
Loss from operations	(33,030)	(10,727)	(22,303)	208%
Other income (expense):
Interest (expense) income, net	(164)	10	(174)	*
Foreign exchange gain, net	130	18	112	*
Loss on revaluation of derivative liability	(873)	—	(873)	100%
Total other (expense) income, net	(907)	28	(935)	*
Loss before income taxes	(33,937)	(10,699)	(23,238)	217%
Income taxes	—	—	—
Net loss	$(33,937)	$(10,699)	$(23,238)	217%
Other comprehensive gain:
Gain on foreign currency translation	284	—	284	100%
Comprehensive loss	$(33,653)	$(10,699)	$(22,954)	215%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	$ Change	% Change
External Costs
MM-120 research program	$4,591	$1,893	$2,698	143%
MM-110 research program	6,999	4,667	2,332	50%
External R&D collaborations	4,237	7,748	(3,511)	-45%
Preclinical and other programs	6,107	2,605	3,502	134%
Total external costs	21,934	16,913	5,021	30%
Internal Costs	12,855	1,718	11,137	*
Total research and development expenses	$34,789	$18,631	$16,158	87%

* Represents a change greater than 300%

Research and development expenses increased by $16.2 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of $2.7 million in expenses related to our MM-120 clinical research, $2.3 million of expense related to our MM-110 clinical research, $3.5 million in expenses related to other preclinical and other research programs, offset by a $3.5 million decrease of expense in connection with various external R&D collaborations. Internal costs increased $11.1 million primarily related to an increase non-cash expenses of $6.6 million of stock-based compensation expenses and $2.6 million of amortization of our developed technology.

	For the Year Ended December 31, 2020	For the Period from May 30, 2019 (Date of Incorporation) to December 31, 2019	$ Change	% Change
External Costs
MM-120 research program	$1,893	$824	$1,069	130%
MM-110 research program	4,667	5,500	(833)	-15%
External R&D collaborations	7,748	—	7,748	100%
Preclinical and other programs	2,605	1,159	1,446	125%
Total external costs	16,913	7,483	9,430	126%
Internal Costs	1,718	66	1,652	*
Total research and development expenses	$18,631	$7,549	$11,082	147%

* Represents a change greater than 300%

Research and development expenses increased by $11.1 million, for the year ended December 31, 2020 compared to the period from May 30, 2019 to December 31, 2019. The increase was primarily due to an increase of $1.1 million in expenses related to our MM-120 clinical research, $7.7 million of expense in connection with various external R&D collaborations, and $1.4 million in expenses related to other preclinical and other research programs, offset by a decrease of $0.8 million in expenses related to our MM-110 clinical research. Internal costs increased by $1.7 million primarily due to $1.4 million of costs incurred due to increased headcount of research and development personnel.

General and Administrative

General and administrative expenses increased by $44.7 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of $28.7 million in non-cash stock-based compensation expenses of which $21.9 million related to the modification of stock options and RSUs. Other contributors to the increase included higher professional services including accounting, audit, legal, compliance, director and officer insurance, and investor and public relations and personnel costs to support the growth of the company.

General and administrative expenses increased by $11.2 million, for the year ended December 31, 2020 compared to the period from May 30, 2019 to December 31, 2019. The increase was primarily due $6.8 million in non-cash stock-based compensation due to director compensation expense, an increase of $2.2 million in investor relations expenses, and an increase of $1.5 million in personnel-related expenses due to an increase in headcount and related employee costs. There were partially offset by $0.2 million in legal fees.

Other Income (Expense)

Interest Income (Expense), Net

Interest expense, net increased by $0.2 million for the year ended year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to interest incurred on our contribution payable.

Interest expense, net increased by $0.2 million for the year ended December 31, 2020 compared to the period from May 30, 2019 to December 31, 2019. The increase was primarily due to interest incurred on our contribution payable.

Foreign Exchange Gain (Loss), Net

Foreign exchange loss increased by $0.2 million for the year ended year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to unfavorable changes in foreign exchange rates during the year.

Foreign exchange gain increased by $0.1 million for the year ended December 31, 2020 compared to the period from May 30, 2019 to December 31, 2019. The increase was primarily due to favorable changes in foreign exchange rates during the year.

Other Income

Other income was $0.1 million for the year ended December 31, 2021. There was no other income recorded for the year ended December 21, 2020. Other income primarily consists of branded merchandise sales.

Loss on Revaluation of Derivative Liability

Loss on revaluation of derivative liability was $0.9 million for the year ended December 31, 2020. There was no loss on revaluation of derivative liability for the years ended December 31, 2021 or 2019. Loss on revaluation of derivative liability consists of revaluation losses on the Company's foreign currency denominated warrants.

Income Tax Benefit

Income tax benefit was $1.2 million for the year ended December 31, 2021. There was no income tax benefit or expense for the years ended December 31, 2020 or 2019. Income tax benefit is primarily due to the HealthMode acquisition.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity. Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities and we have not earned any revenue or reached successful commercialization of our products. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations.

On December 19, 2019, MindMed US entered into an agency agreement with Canaccord Genuity Corp. (“Canaccord”) and completed the first tranche of a private placement by MindMed US (the “MindMed US Offering”), issuing a total of 18,771,897 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $4.7 million, before deducting cash share issuance costs of $0.4 million. On closing of the first tranche of the MindMed US Offering, MindMed issued Canaccord, as agent, 1,314,033 compensation warrants.

On February 18, 2020, MindMed US completed the second tranche of the MindMed US Offering, issuing a total of 37,105,370 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $9.3 million. On closing of the second tranche, MindMed issued Canaccord, as agent, 2,596,376 compensation warrants.

On February 26, 2020, MindMed US completed the third tranche of the MindMed US Offering, issuing a total of 41,227,788 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $10.3 million. On closing of the third tranche, MindMed US issued Canaccord, as agent, 2,885,945 compensation warrants.

On May 26, 2020, we completed a bought deal financing resulting in the issuance of 24,953,850 units at a price per unit of CAD$0.53 ($0.38) for gross proceeds of $9.5 million. Each unit was comprised of one Subordinate Voting Share and one-half of one Subordinate Voting Share financing warrant (each whole warrant, a “May Warrant”). Each May Warrant is exercisable at CAD$0.79 ($0.57) until May 26, 2022. Also, in connection with this transaction, the Company issued 994,034 compensation warrants to its agent.

On October 30, 2020, we completed a bought deal financing resulting in the issuance of 27,381,500 units of the Company at a price per unit of CAD$1.05 ($0.79) for gross proceeds of $21.6 million. Each unit was comprised of one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (each whole warrant, an "October Warrant"). Each October Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$1.40 ($1.05) until October 30, 2023. Also, in connection with this transaction, the Company issued 1,642,890 compensation warrants to its agent.

On December 11, 2020, we completed a bought deal financing resulting in the issuance of 18,170,000 units of the Company at a price per unit of CAD$1.90 ($1.49) for gross proceeds of $27.1 million. Each unit was comprised of one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (each whole warrant, a "December Warrant"). Each December Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$2.45 ($1.92) until December 11, 2023. Also, in connection with this transaction, the Company issued 1,090,200 compensation warrants to its agent.

On January 7, 2021, we completed a bought deal financing resulting in the issuance of 20,930,000 units of the Company at a price per unit of CAD$4.40 ($3.47) for gross proceeds of $72.6 million. Each unit comprised one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (each whole warrant, a “January Warrant”). Each January Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$5.75 ($4.53) until January 7, 2024. Also, in connection with this transaction, the Company issued 1,255,800 compensation warrants to its underwriter.

On March 9, 2021, we completed a private placement bought deal financing resulting in the issuance of 6,000,000 units of the Company at a price per unit of CAD$3.25 ($2.57) for gross proceeds of $15.4 million. Each unit was comprised of one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (each whole warrant, a “March Warrant”). Each March Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$4.40 ($3.48) until March 9, 2024. Also, in connection with this transaction, the Company issued 360,000 compensation warrants to its underwriter.

Our cash and working capital as at December 31, 2021 were $133.5 million and $127.5 million, respectively. The increase in cash was due mainly to the $81.9 million of net financings mentioned above net of the cash used in operations of $45.8 million.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates. Further, we are subject to all the risks incident in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

•
advance our product candidates through preclinical and clinical development;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
seek to discover and develop additional product candidates;

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our development, manufacturing and commercialization efforts and our operations as a public company;

We expect our current cash will be sufficient to fund our current 2022 and 2023 operating plan and will extend our cash runway into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Subordinate Voting Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;
•
the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•
the cost and timing of hiring new employees to support our continued growth;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the ability to establish and maintain collaborations on favorable terms, if at all;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2020	For the period May 30, 2019 (date of incorporation) to December 31, 2019
Net cash used in operating activities	$(45,824)	$(23,597)	$(3,199)
Net cash used in investing activities	(297)	—	—
Net cash provided by financing activities	98,824	96,704	9,902
Foreign exchange impact on cash	742	284	—
Net increase in cash	$53,445	$73,391	$6,703

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2021 was $45.8 million, which consisted of a net loss of $93.0 million, partially offset by $45.3 million in non-cash charges and a net change of $1.9 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $42.7 million, and amortization of intangible assets of $2.6 million.

Cash used in operating activities for the year ended December 31, 2020 was $23.6 million, which consisted of a net loss of $33.9 million, partially offset by $8.3 million in non-cash charges and a net change of $2.1 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $7.4 million, the loss on revaluation of derivative liability of $0.9 million.

Cash used in operating activities for the period from May 30, 2019 through December 31, 2019 was $3.2 million, which consisted of a net loss of $10.7 million, partially offset by $5.6 million in non-cash charges and a net change of $1.9 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $0.1 million, and a write-off of acquired IPR&D intangible assets of $5.5 million.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2021 was $0.3 million, which consisted of cash paid for the acquisition of HealthMode, net of cash acquired.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $98.8 million, which consisted of the net proceeds of $ 81.9 million from the issuance of common shares and warrants, net of issuance costs, the net proceeds from exercise of warrants of $11.2 million, and proceeds of $5.7 million from exercise of options.

Cash provided by financing activities for the year ended December 31, 2020 was $96.7 million, which consisted of the net proceeds of $72.0 million from the issuance of common shares and warrants, net of issuance costs, the net proceeds from exercise of warrants of $24.5 million, proceeds of $0.6 million from exercise of options, and $0.4 million from share issuance costs associated with the reverse takeover.

Cash provided by financing activities for period from May 30, 2019 through December 31, 2019 was $9.9 million, which consisted of the net proceeds of $9.9 million from the issuance of common shares, net of issuance costs.

Contractual Obligations and Contingencies

We enter into research, development and license agreements in the ordinary course of business where we receive research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

We periodically enter into research and license agreements with third parties that include indemnification provisions customary in the industry. These indemnities generally require us to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by us or on our behalf. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay. Historically, we have not made any indemnification payments under such agreements and no amount has been accrued in our financial statements with respect to these indemnification obligations.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Business Combinations

At the time of acquisition, the Company determines whether what is acquired meets the definition of a business, in which case if it does, the transaction is considered a business combination, and otherwise it is recorded as an asset acquisition.

For an asset acquisition, the net identifiable assets acquired and liabilities assumed are measured at the fair value of the consideration paid, based on their relative fair values at the acquisition date. Acquisition related costs are included in the consideration paid and capitalized. No goodwill is recorded and no deferred tax asset or liability arising from the assets acquired or liabilities assumed is recognized upon the acquisition of the assets.

Business combinations are accounted for using the acquisition method. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the fair value of the consideration transferred, over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill.

Goodwill is initially measured at cost, being the excess of the aggregate of the consideration transferred and the fair value of the net identifiable assets acquired and liabilities assumed.

Acquisition costs are expensed as incurred, unless they qualify to be treated as debt issue costs, or as cost of issuing equity securities. The measurement period is the period from the date of acquisition to the date the Company obtains complete information about facts and circumstances that existed as of the acquisition date – and is subject to a maximum of one year.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Cash prepaid and other current assets, accounts payable, and accrued liabilities are all short-term in nature and, as such, their carrying values approximate fair values.

Share-Based Payments

When equity-settled share payments are awarded to management, employees and consultants, the fair value of the equity instruments at the date of grant is charged to the consolidated statements of operations and comprehensive loss. When the terms and conditions are modified before they vest, any increase in the fair value of the shares, measured immediately before and after the modification, is also charged to the consolidated statements of operations and comprehensive loss.

We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model.

This model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

Fair Value of Subordinate Voting Shares— The fair value of the Company's Subordinate Voting Shares is determined based upon the closing price of the Company's stock one day prior to grant.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 5 years.

Dividend Yield—We have never paid dividends on our Subordinate Voting Shares and have no plans to pay dividends on our Subordinate Voting Shares. Therefore, we used an expected dividend yield of zero.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Quantitative and Qualitative Disclosures About Market Risk

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash. The carrying amount of these financial assets represents the maximum credit exposure. Cash and funds held in trust are on deposit with major Swiss, American and Canadian chartered banks.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company is a development stage company and is reliant on external fundraising to support its operations. Once funds have been raised, the Company manages its liquidity risk by investing in cash to provide regular cash flow for current operations. It also manages liquidity risk by continuously monitoring actual and projected cash flows. The board of directors reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds its cash in bank accounts. The Company had no material interest income during the year. Due to the nature of our cash, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash.

Currency risk

The Company is exposed to currency risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. Currency risk is limited to the portion of the Company’s business transactions and balances denominated in currencies other than the Canadian dollar.

Fully Diluted Share Capital

The number of issued and outstanding Subordinate Voting Shares on a fully converted basis as at December 31, 2021 was as follows:

Number of Subordinate Voting Share Equivalents
Subordinate Voting Shares	421,444,157
Multiple Voting Shares	452,060
Stock Options	23,093,044
Restricted Stock Units	9,667,217
Compensation Warrants	1,888,350
Financing Warrants	20,651,580
Total - December 31, 2021	477,196,408

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mind Medicine (MindMed) Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mind Medicine (MindMed) Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, consolidated statements of shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2021.

Toronto, Canada

March 28, 2022

Mind Medicine (MindMed) Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$133,539	$80,094
Prepaid and other current assets	3,676	1,425
Total current assets	137,215	81,519
Goodwill	19,918	—
Intangible assets, net	6,869	—
Total assets	$164,002	$81,519

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,178	$2,022
Accrued expenses	6,230	986
Total current liabilities	10,408	3,008
Contribution payable	1,930	2,643
Total liabilities	12,338	5,651

Commitments and contingencies (Note 11)
Shareholders' Equity:
Subordinate voting shares, no par value, unlimited authorized as of December 31, 2021 and 2020; 421,444,157 and 306,135,160 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Multiple voting shares, no par value, unlimited authorized as of December 31, 2021 and 2020; 4,521 and 550,000 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	288,290	120,220
Accumulated other comprehensive income	1,046	284
Accumulated deficit	(137,672)	(44,636)
Total shareholders' equity	151,664	75,868
Total liabilities and shareholders' equity	$164,002	$81,519

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from May 30, 2019 (Date of Incorporation) to December 31, 2019
Operating expenses:
Research and development	$34,789	$18,631	$7,549
General and administrative	59,065	14,399	3,178
Total operating expenses	93,854	33,030	10,727
Loss from operations	(93,854)	(33,030)	(10,727)
Other income (expense):
Interest expense, net	(359)	(164)	10
Foreign exchange (loss) gain, net	(86)	130	18
Other income	106	—	—
Loss on revaluation of derivative liability	—	(873)	—
Total other expense, net	(339)	(907)	28
Loss before income taxes	(94,193)	(33,937)	(10,699)
Income tax benefit	(1,157)	—	—
Net loss	(93,036)	(33,937)	(10,699)
Other comprehensive gain:
Gain on foreign currency translation	762	284	—
Comprehensive loss	$(92,274)	$(33,653)	$(10,699)
Net loss per common share, basic and diluted	$(0.23)	$(0.13)	$(0.10)
Weighted-average common shares, basic and diluted (Note 2)	410,656,231	266,220,592	102,763,621

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Subordinate Voting		Multiple Voting
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, May 30, 2019	—	$—	—	$—	$—	$—	$—	$—
Issuance of Subordinate Voting Shares net of share issuance costs	110,765,568	—	—	—	9,902	—	—	9,902
Issuance of Subordinate Voting Shares for vested director compensation	725,025	—	—	—	73	—	—	73
Issuance of Multiple Voting Shares in Asset acquisition	—	—	550,000		5,500			5,500
Net loss and Comprehensive loss	—	—	—	—	—	—	(10,699)	(10,699)

Balance, December 31, 2019	111,490,593	—	550,000	—	15,475	—	(10,699)	4,776
Shares and warrants deemed issued related to the reverse takeover transaction, net of issuance costs	6,232,525	—	—	—	1,144	—	—	1,144
Excess of consideration transferred over net assets acquired in reverse takeover transaction	—	—	—	—	(1,777)	—	—	(1,777)
Issuance of Subordinate Voting Shares and warrants, net of share issuance costs	148,938,508	—	—	—	71,185	—	—	71,185
Issuance of Subordinate Voting Shares for vested director compensation	2,489,740	—	—	—	249	—	—	249
Share-based settlement payment	3,000,000	—	—	—	5,570	—	—	5,570
Exercise of warrants	31,420,721	—	—	—	24,461	—	—	24,461
Exercise of stock options	2,563,073	—	—	—	648	—	—	648
Stock-based compensation expense	—	—	—	—	1,587	—	—	1,587
Reclassification of financing warrants from liability to equity	—	—	—	—	1,678	—	—	1,678
Net Loss and Comprehensive loss	—	—	—	—	—	284	(33,937)	(33,653)

Balance, December 31, 2020	306,135,160	—	550,000	—	120,220	284	(44,636)	75,868

Issuance of Subordinate Voting Shares and warrants net of share issuance costs	26,930,000	—		—	81,924	—	—	81,924
Exchange of shares	62,697,640	—	(626,976)	—	—	—	—	—
Issuance of Subordinate Voting Shares for vested director compensation	1,785,235	—	—	—	190	—	—	190
Share-based settlement payment	1,500,000	—	—	—	4,869	—	—	4,869
Healthmode acquisition	—	—	81,497	—	27,159	—	—	27,159
Exercise of warrants	8,127,570	—	—	—	11,178	—	—	11,178
Exercise of stock options	12,055,898	—	—	—	5,722	—	—	5,722
Vesting of restricted stock units	2,212,654	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	37,028	—	—	37,028
Net loss and Comprehensive loss	—	—	—	—	—	762	(93,036)	(92,274)

Balance, December 31, 2021	421,444,157	$—	4,521	$—	$288,290	$1,046	$(137,672)	$151,664

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the period May 30, 2019 (date of incorporation) to December 31, 2019
Cash flows from operating activities
Net loss	$(93,036)	$(33,937)	$(10,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,716	7,406	73
Write-off of acquired IPR&D		—	5,500
Amortization of intangible assets	2,616	—	—
Loss on revaluation of derivative liability	—	873	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,163)	(1,368)	(34)
Accounts payable	1,282	544	1,217
Accrued expenses	4,631	242	744
Deferred tax liability	(1,157)	—	—
Contribution payable	(713)	2,643	—
Net cash used in operating activities	(45,824)	(23,597)	(3,199)
Cash flows from investing activities
Acquisition, net of cash acquired	(297)	—	—
Net cash used in financing activities	(297)	—	—
Cash flows from financing activities
Proceeds from issuance of share capital, net of issuance costs	81,924	71,990	9,902
Share issuance costs associated with reverse takeover	—	(395)	—
Proceeds from exercise of warrants	11,178	24,461	—
Proceeds from exercise of options	5,722	648	—
Net cash provided by financing activities	98,824	96,704	9,902
Effect of exchange rate changes on cash	742	284	—
Net increase in cash	53,445	73,391	6,703
Cash, beginning of year	80,094	6,703	—
Cash, end of year	$133,539	$80,094	$6,703
Supplemental disclosures of non-cash financing activities:
Reclassification of warrants from liability to equity	—	1,678	—

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Notes to Consolidated Financial Statements

(In USD thousands, except share and per share amounts)

1.
DESCRIPTION OF THE BUSINESS

Mind Medicine (MindMed) Inc. (formerly Broadway Gold Mining Ltd.) (the “Company” or “MindMed”) is incorporated under the laws of the Province of British Columbia. Its wholly owned subsidiaries, Mind Medicine, Inc. (“MindMed US”), HealthMode, Inc., MindMed Pty Ltd., and MindMed GmbH are incorporated in Delaware, Delaware, Australia and Switzerland respectively. Prior to February 27, 2020, the Company’s operations were conducted through MindMed US.

MindMed US was incorporated on May 30, 2019. On February 27, 2020, MindMed US completed a reverse takeover transaction with Broadway Gold Mining Ltd. (“Broadway”) by way of a plan of arrangement which resulted in Broadway becoming the legal parent company of MindMed US. MindMed US is deemed to be the accounting acquirer in the reverse takeover transaction. The reverse takeover transaction was accounted for as a reverse recapitalization and Broadway was treated as the “acquired” company for accounting purposes. The reverse takeover transaction was accounted as the equivalent of MindMed issuing stock for the net assets of Broadway, accompanied by a recapitalization. Accordingly, all historical financial information for all periods prior to the reverse takeover transaction are the consolidated financial statements of MindMed US, “as if” MindMed US is the predecessor to the Company. As a result, the consolidated balance sheets are presented as a continuance of MindMed US and the comparative figures presented are those of MindMed US. See Note 3 for details.

MindMed is a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative drug candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

COVID-19

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Depending on the length and severity of the pandemic, COVID-19 could impact the Company's operations, could cause delays relating to approval from the FDA and equivalent organizations in other countries, could postpone research activities, could impair the Company's ability to raise funds depending on COVID-19’s effect on capital markets, and could affect logistics and the Company’s ability to move materials in a timely manner to clinical trial sites or production of GMP materials (which availability of GMP materials may also impact clinical trial timelines).

To the knowledge of the Company’s management as of the date hereof, COVID-19 does not present, at this time, any specific known impacts to the Company in relation to the Company's business objectives or milestones related thereto. The Company relies on third parties to conduct and monitor the Company’s pre-clinical studies and clinical trials. However, to the knowledge of Company’s management, the ability of these third parties to conduct and monitor pre-clinical studies and clinical trials has not been and is not anticipated to be impacted by COVID-19. The Company is not currently aware of any changes in laws, regulations or guidelines, including tax and accounting requirements, arising from COVID-19 which would be reasonably anticipated to materially affect the Company’s business.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

MindMed was incorporated on May 30, 2019. As a result, the consolidated financial statements are presented from the date of incorporation to December 31, 2021.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”).

Intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the consolidated financial statements. Unrealized losses are eliminated in the same way as unrealized gains, but only to the extent that there is no evidence of impairment.

Foreign Currency

The Company’s reporting currency is U.S. dollars. In 2019, the Company only operated MindMed US, a single US-based entity, which had a functional currency of the U.S. dollar. After the reverse takeover transaction in February 2020, the Company determined that the functional currency of the Company, to be the U.S. dollar. During the fourth quarter of 2020, the Company determined that the there was a significant change in circumstances relating to the primary economic environment of the Company, which required a change in the entity’s functional currency from the U.S. dollar to the Canadian dollar (“CAD”). This change in functional currency for the Company, was applied prospectively.

The local currency of the Company’s foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates and the parent entity, are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the intangible assets, functional currency, and, share-based awards and warrants. Actual results could differ from those estimates, and such differences could be material to the consolidated balance sheets and statements of operations and comprehensive loss.

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the research and development of the Company’s neuro-pharmaceutical drug development platform. All long-lived assets are located in the United States. The Company does not currently generate any revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. Cash is deposited in checking accounts at high-quality financial institutions, which at times, may exceed federally insured limits. Management believes that these financial institution are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2021, the Company has not experienced any losses on its cash.

Business Combinations

The Company evaluates acquisitions to determine whether it is a business combination or an asset acquisition. The Company accounts for business combinations under the acquisition method of accounting. The Company includes the results of operations of acquired businesses in its consolidated financial statements as of the respective dates of acquisition. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill.

The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions. The Company’s estimates are preliminary and subject to adjustment, which may result in material changes to the final valuation. During the measurement period, which will not exceed one year from closing, the Company may continue to obtain information to assist in finalizing the acquisition date fair values. Any qualifying changes to the preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill. Acquisition costs are expensed as incurred, unless they qualify to be treated as debt issue costs, or as cost of issuing equity securities.

Asset acquisitions are accounted for using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Goodwill is not recognized in an asset acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The recognition of goodwill, represents the strategic and synergistic benefits the Company expects to realize from acquisitions.

Goodwill is not amortized to earnings, rather, assessed for impairment annually during the fourth quarter for its single reporting unit. The Company also performs an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable.

In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is determined by analyzing the total fair value of equity compared to the carrying value of the reporting unit. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s analysis did not indicate impairment of goodwill during the year ended December 31, 2021. The Company had no goodwill recorded as of December 31, 2020.

Intangible Assets

The Company’s finite-lived intangible assets consist of acquired developed technology and are amortized on a straight-line basis, which is aligned to the economic benefit of the asset, over their estimated useful life of three years.

Intangible assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Upon occurrence, recoverability is measured by comparing the sum of the undiscounted expected future cash flows the asset or asset group is expected to generate to its carrying amount. If the carrying amount of the asset exceeds its undiscounted expected future cash flows, an impairment loss is recognized in the amount of the excess of the carrying amount over the fair value of the asset. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. There was no impairment of intangible assets recorded during the year ended December 31, 2021.

Warrants

Compensation Warrants

Freestanding warrants for the purchase of Subordinate Voting Shares issued in conjunction with the Company’s US offering and various financing transactions as a form of compensation are classified as equity and recorded at fair value at the time of issuance. The Company accounted for these as transactions as issuance costs related to the underlying equity transactions.

Financing Warrants

Freestanding warrants for the purchase of Subordinate Voting Shares issued in conjunction with the Company’s US offering and various financing transactions for the purchase of Subordinate Voting Shares are classified as equity and recorded at fair value at the time of issuance.

Freestanding warrants issued by the Company and denominated in a currency different from the functional currency of the Company (i.e. a foreign currency) met the definition of a derivative financial liability and were fair valued at each balance sheet date using the market value of the warrants traded on the NEO Exchange Inc. (“NEO Exchange”), with changes in the fair value recognized in the consolidated statements of operations and comprehensive loss. As a result of the change in functional currency of the Company from the US dollar to the Canadian dollar, the warrants are no longer considered denominated in a foreign currency. The Company’s accounting policy is not to re-evaluate the classification of debt and equity instruments in situations where the terms of the instrument have not changed, but when the surrounding circumstances have changed. Accordingly, the warrant liability was transferred to equity instruments effective October 1, 2020. The warrants were transferred into equity at their fair value as of October 1, 2020, and as an equity instrument, the warrants will not be revalued on an ongoing basis.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Cash, other current assets, accounts payable and accrued expenses are all short-term in nature and, as such, their carrying values approximate fair values.

Research and Development

Research and development expenses include all direct and indirect operating expenses supporting the products and processes in development, including payroll and benefits, including stock-based compensation, for research and development employees, consulting expenses, licensing fees, manufacturing costs to produce clinical trial materials, clinical research costs, and data and study acquisition costs. The Company recognizes the benefit of refundable research and development tax credits as a reduction of research and development costs when received or there is reasonable assurance that the amount claimed will be recovered. The costs incurred in establishing and maintaining patents are expensed as incurred.

Substantial portions of the Company’s pre-clinical trials are performed by third-party laboratories, medical centers, contract research organizations (“CROs”) and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the remaining contract milestones. At times, the Company is obligated to make upfront payments upon execution of research and development agreements. Upfront payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses until such goods are delivered or the related services are performed. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period. Sometimes the actual timing of performance or the level of effort varies from the estimate, and if that does occur, the Company will adjust the amounts recorded accordingly.

Intellectual property acquired separately for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed in research and development costs at the time the costs are incurred.

General and Administrative

General and administrative expense primarily consists of payroll, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other offices supporting administrative functions, consulting and professional services fees, insurance expenses, and allocated expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. To date, there have been no interest charges or penalties related to unrecognized tax benefits.

As a result of incurring scientific research and development expenditures, management anticipates that there will be non-refundable tax credits receivable following the completion of normal audit processes by tax authorities. Investment tax credits are recorded at the earlier of when received or when there is reasonable assurance that the amounts claimed will be recovered. Upon recognition, amounts will be recorded as a reduction of research and development expenditures.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted net loss per share of common shares includes the effect, if any, from the potential exercise or conversion of securities such as share options and warrants, which would result in the issuance of incremental shares of common shares. For diluted net loss per share, the weighted-average number of common shares is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive.

In calculating the weighted average number of shares, the Multiple Voting Shares are included assuming the shareholders executed their conversion rights. The Company has not adjusted its weighted average number of Subordinate Voting shares outstanding in the calculation of diluted loss per share, as the effect of warrants and options is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from May 30, 2019 (Date of Incorporation) to December 31, 2019
Numerator:
Net loss attributable to common shareholders	$(93,036)	$(33,937)	$(10,699)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	410,656,231	266,220,592	102,763,621
Net loss per share attributable to common shareholders, basic and diluted	$(0.23)	$(0.13)	$(0.10)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended December 31,
	2021	2020
Options issued and outstanding under stock option plan	23,093,044	22,595,552
Unvested RSUs	9,667,217	—
Vested and unissued RSUs	792,783	—
Unvested director compensation	—	1,785,235
Compensation Warrants	1,888,350	1,090,200
Financing Warrants	20,651,580	14,087,675
Total	56,092,974	39,558,662

Stock-based compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants or restricted stock unit ("RSU"), estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes-Merton valuation model on the date of grant. The Black-Scholes-Merton option-pricing model requires inputs based on certain highly subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in the Company's consolidated financial statements. These assumptions include:

Fair Value of Subordinate Voting Shares— The fair value of the Company's Subordinate Voting Shares is determined based upon the closing price of the Company's stock one day prior to grant.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 5 years.

Dividend Yield—The Company has never paid dividends on its Subordinate Voting Shares and has no plans to pay dividends on its Subordinate Voting Shares. Therefore, the Company has used an expected dividend yield of zero.

When the terms and conditions are modified before an award vests, any increase in the fair value of the shares, measured immediately before and after the modification, is also charged to the consolidated statements of operations and comprehensive loss.

The Company also grants-cash settled Directors' Deferred Share Units ("DDSU") to non-executive directors for compensation. The fair market value of one DDSU is equal to the volume weighted average trading price of a Subordinate Voting Share on the NEO Exchange for the five business days immediately preceding the valuation date. The Company revalues DDSU's on a quarterly basis. The Company recognizes expense on the revaluation of DDSU awards as they vest and records the expense to stock-based compensation expense under general and administrative expense in the consolidated statement of operations and comprehensive loss with a corresponding adjustment to related a DDSU liability recorded to accrued expenses in the consolidated balance sheets.

Recent Adopted Accounting

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On April 8, 2020, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. The Company does not expect the impact of this standard on its financial position, results of operations, and cash flows to be material.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On April 8, 2020, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company does not expect the impact of this standard on its financial position, results of operations, and cash flows to be material.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for the Company for its fiscal year beginning after December 15, 2021, to the extent the Company remains an emerging growth company, and early adoption is permitted. The Company adopted this standard effective January 1, 2021, the adoption had no impact on the consolidated financial statements.

3.
ACQUISITIONS

HealthMode Acquisition

On February 26, 2021 the Company acquired 100% of the issued and outstanding shares of HealthMode Inc. (“HealthMode”), a developer of technologies using Artificial Intelligence (AI)-enabled digital measurement to increase the precision and speed of clinical research and patient monitoring. The Company plans to utilize these technologies in its clinical trials to enhance the quality of the data that is collected during the Company’s clinical trials.

The consideration paid for the acquisition of HealthMode was $27.6 million, and consisted of $0.5 million cash, 81,497 Multiple Voting Shares (equivalent to 8,149,700 Subordinate Voting Shares), valued at approximately $27.0 million based upon the closing price of the Company's Subordinate Voting Shares on the acquisition date, and $0.1 million in stock options (33,619 stock options), which are convertible into Subordinate Voting Shares of the Company. The Company incurred acquisition costs of $0.3 million in connection with the acquisition, primarily related to legal, accounting, and other professional services, which were recorded to general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

The Company recognized this transaction as a business combination. The Company recognized approximately $9.5 million of identifiable finite-lived intangible assets and $19.9 million of goodwill related to the acquisition of HealthMode. The identifiable finite-lived intangible assets are expected to be amortized over their useful lives which are estimated to be three years.

The following table sets forth the allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

Cash	$178
Prepaid and other current assets	75
Property and equipment	15
Intangible assets (developed technology)	9,485
Goodwill	19,918
Total assets	$29,671
Accounts payable and accrued expenses	880
Deferred tax liability	1,157
Total liabilities	$2,037
Net assets acquired	$27,634

Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s consolidated statement of operations is not material.

The goodwill is attributable to the value of the assembled workforce, and the related expertise and developed business function. Further, the acquisition is expected to allow the Company streamline its product development processes. None of the goodwill is expected to be deductible for tax purposes.

Reverse Acquisition

On February 27, 2020, the Company announced the completion of its reverse acquisition (the “Transaction”) which was accounted for as a reverse recapitalization, pursuant to the terms of an arrangement agreement entered into on October 15, 2019 (the “Arrangement”) between Broadway, Madison Metals Inc., Broadway Delaware Subco Inc. (“Delaware Subco”) and MindMed US. The Transaction does not constitute a business combination as Broadway does not meet the definition of a business under ASC 805 – Business Combinations. Immediately after the Transaction, shareholders of MindMed US owned 97% of the voting rights of Broadway. As a result, the Transaction has been accounted for as a capital transaction with MindMed US being identified as the accounting acquirer and the equity consideration being measured at fair value. Any excess value of the consideration transferred as compared to the net assets acquired was recorded as within additional paid-in capital on the Company's consolidated balance sheets.

The consideration consisted entirely of shares of the MindMed US which were measured at the estimated fair value on the date of acquisition. The fair value of the Subordinate Voting Shares issued to the former Broadway shareholders was determined to be $1.5 million based on the acquisition date fair value of the shares issued. The Company incurred share issuance costs of $0.4 million in connection with the acquisition, which were recorded as a reduction to additional paid-in capital.

The following table sets forth the allocation of the purchase price to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed (in thousands, except per share amounts):

Subordinate Voting Shares of the Company issued	6,232,525
Fair value of shares issued @CAD$0.33 (USD $0.247) per share	$1,539
Total purchase price	1,539
Identifiable assets and liabilities acquired:
Assets
Prepaid expenses and other current assets	23
Total assets	23
Liabilities
Accounts payable and accrued expenses	261
Total liabilities	(261)
Net liabilities acquired	238

Excess of consideration transferred over net assets acquired	$1,777

Savant Addiction Medicine Asset Acquisition

In July 2019, MindMed US acquired the assets of the 18-methyloxycoronaridine (“18-MC”) program from Savant Addiction Medicine, LLC in exchange for the issuance by MindMed US of 55,000,000 Class A common shares (550,000 Multiple Voting Shares). The assets were valued based on the shares exchanged. The shares were valued using third party arm’s-length purchases of the MindMed US Class C common shares at the time of acquisition of 18-MC which were issued at $0.10 per share for a fair value of $5.5 million. The Company expensed the fair value of the shares issued in exchange for the assets acquired as the Company determined that the assets do not have any alternative future use.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and the fair value hierarchy of the valuation techniques utilized. The Company classifies these assets and liabilities as either short- or long-term based on maturity and anticipated realization dates. The Company had no assets measured at fair value on a recurring basis as of December 31, 2021 and no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
DDSU Liability	$509	$—	$—	$509

There were no transfers into or out of Level 1, Level 2, or Level 3 during the years ended December 31, 2021 and 2020.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the year ended December 31, 2021, the Company recorded $19,918 to goodwill, as a direct result of the HealthMode acquisition discussed in Note 3. There have been no impairment charges recognized related to the goodwill recorded to date.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			December 31, 2021
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	3	$9,485	$(2,616)	$6,869
Total intangible assets, net		$9,485	$(2,616)	$6,869

Developed technology has a remaining useful life of 2.2 years. Amortization expense included in research and development expense was $2,616 for the year ended December 31, 2021. There was no amortization expense recorded for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2021, the expected future amortization expense for finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2022	$3,127
2023	3,127
2024	615
'Total	$6,869

6.
ACCRUED EXPENSES

At December 31, 2021 and 2020, accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Professional services	$2,313	$169
Accrued compensation	2,295	—
Accrued clinical and manufacturing costs	906	—
Contribution payable	713	631
Other payables	3	186
Total accrued expenses	$6,230	$986

7.
SHAREHOLDERS’ EQUITY

Pursuant to the terms of the Arrangement, the Company’s equity structure reflects the equity structure of Broadway (the accounting acquiree), including the equity interests Broadway issued to effect the combination. Accordingly, the equity structure of MindMed US (the accounting acquirer) is restated using the exchange ratio established in the Agreement to reflect the number of shares of Broadway (the accounting acquiree) issued in the reverse takeover. On February 27, 2020, all outstanding Class B common shares (“Class B Shares”), Class C common shares (“Class C Shares”) and Class D common shares (“Class D Shares”) of MindMed US were exchanged for Class A common shares of MindMed US (“Class A Shares”), immediately following which all Class A Shares were exchanged, on a one-for-one basis (the “Exchange Ratio”), for Subordinate Voting Shares or Multiple Voting Shares (in the case of Multiple Voting Shares the exchange was on a one-for-one-hundred basis) of the Resulting Issuer (“Resulting Issuer Shares”) on a post-Consolidation basis. Such Class A Shares were then cancelled pursuant to the Arrangement, and MindMed US issued 1,000 common shares to the Company as consideration for issuing the Resulting Issuer Shares to the former MindMed US shareholders.

Subordinate Voting Shares

The Company is authorized to issue an unlimited number of Subordinate Voting Shares, which had no par value. As of December 31, 2021, the Company had issued and outstanding 421,444,157 shares of Subordinate Voting Shares.

Voting Rights - The holders of Subordinate Voting Shares are entitled to one vote for each Subordinate Voting share held. All holders of Subordinate Voting Shares are entitled to receive notice of any meeting of shareholders of the Company, and to attend, vote and speak at such meetings, except those meetings at which only holders of a specific class of shares are entitled to vote separately as a class under the Business Corporations Act (British Columbia). A quorum for the transaction of business at any meeting of shareholders is two persons present at the meeting, each of whom is entitled to vote at the meeting, and who hold or represent by proxy in the aggregate not less than 5% of the outstanding shares of the Company entitled to vote at the meeting.

Multiple Voting Shares

The Company is authorized to issue an unlimited number of Multiple Voting Shares, which had no par value. As of December 31, 2021, the Company had issued and outstanding 4,521 shares of Multiple Voting Shares.

Voting Rights - The holders of Multiple Voting Shares are entitled to 100 votes for each Multiple Voting Share held. All holders of Multiple Voting Shares are entitled to receive notice of any meeting of shareholders of the Company, and to attend, vote and speak at such meetings, except those meetings at which only holders of a specific class of shares are entitled to vote separately as a class under the Business Corporations Act (British Columbia). A quorum for the transaction of business at any meeting of shareholders is two persons present at the meeting, each of whom is entitled to vote at the meeting, and who hold or represent by proxy in the aggregate not less than 5% of the outstanding shares of the Company entitled to vote at the meeting.

Conversion Rights - Issued and outstanding Multiple Voting Shares, including fractions thereof, may at any time, at the option of the holder, be converted into Subordinate Voting Shares at a ratio of 100 Subordinate Voting Shares per Multiple Voting Share. Further, the board of directors of the Company may determine in the future that it is no longer advisable to maintain the Multiple Voting Shares as a separate class of shares and may cause all of the issued and outstanding Multiple Voting Shares to be converted into Subordinate Voting Shares at a ratio of 100 Subordinate Voting Shares per Multiple Voting Share. Pursuant to the Company’s articles of incorporation, the Board of Directors of the Company may at any time determine that it is no longer in the best interests of the Company that the Multiple Voting Shares be maintained as a separate class of shares, and without any action of the holder, convert the Multiple Voting Shares into Subordinate Voting Shares at a ratio of 100 Subordinate Voting Shares per Multiple Voting Share.

Subordinate Voting Shares and Multiple Voting Shares Issued

2019 Equity Transactions

In July 2019, MindMed US issued 550,000 Multiple Voting Shares to Savant Addiction Medicine, LLC for the acquisition of its 18-MC program. The shares were valued using third party arm’s-length purchases of MindMed US’s Subordinate Voting Shares at the time of acquisition of 18-MC which were issued at $0.10 per share.

In July 2019 and September 2019, MindMed US issued 91,993,671 Subordinate Voting Shares in various financings at prices between $0.0001 and $0.10 per share yielding gross proceeds of $5.7 million before deducting share issuance costs of $0.1 million.

On December 19, 2019, MindMed US entered into an agency agreement with Canaccord Genuity Corp. (“Canaccord”) and completed the first tranche of a private placement by MindMed US (the “MindMed US Offering”), issuing a total of 18,771,897 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $4.7 million, before deducting cash share issuance costs of $0.4 million. On closing of the first tranche of the MindMed US Offering, MindMed issued Canaccord, as agent, 1,314,033 compensation warrants (Note 8).

2020 Equity Transactions

On February 18, 2020, MindMed US completed the second tranche of the MindMed US Offering, issuing a total of 37,105,370 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $9.3 million. On closing of the second tranche of the MindMed US Offering, MindMed US issued Canaccord, as agent, 2,597,376 compensation warrants (Note 8).

On February 18, 2020, MindMed US issued 100,000 Subordinate Voting Shares to a former executive of MindMed US.

On February 26, 2020, MindMed US completed the third tranche of the MindMed US Offering, issuing a total of 41,227,788 Subordinate Voting Shares at a price of CAD$0.33 ($0.25) per share for gross proceeds of $10.3 million. On closing of the third tranche of the MindMed US Offering, MindMed US issued 2,885,945 compensation warrants to its agents (Note 8). Total cash share issuance costs for the second and third tranches of the MindMed US Offering of $0.8 million were deducted from the gross proceeds.

Pursuant to the Arrangement, 244,923,751 Class A Shares were exchanged for Subordinate Voting Shares or Multiple Voting Shares, as applicable. Pursuant to the Arrangement, 1,000 common shares of MindMed US were issued to Broadway in consideration of the issuance of the Subordinate Voting Shares and Multiple Voting Shares to former MindMed US shareholders.

As of February 26, 2020, Broadway had 49,860,200 common shares issued and outstanding; pursuant to the Arrangement, Broadway’s common shares were consolidated on an eight to one (8:1) basis and converted to 6,232,525 Subordinate Voting Shares.

Pursuant to the Arrangement, Class A Shares were exchanged for either: (a) Subordinate Voting Shares (189,923,751 Class A Shares were exchanged for 189,923,751 Subordinate Voting Shares); or (b) Multiple Voting Shares (55,000,000 shares were exchanged for 550,000 Multiple Voting Shares).

On May 26, 2020, the Company completed a bought deal financing resulting in the issuance of 24,953,850 units at a price per unit of CAD$0.53 ($0.38) for gross proceeds of $9.5 million. Each unit comprises one Subordinate Voting Share and one-half of one Subordinate Voting Share financing warrant (12,476,925 warrants) (each whole warrant, a "May Warrant"). Each May Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$0.79 ($0.57) until May 26, 2022. Also in connection with this transaction, the Company issued 994,034 compensation warrants to its agent (Note 8). Total cash share issuance costs of $1.3 million were deducted from the gross proceeds.

On October 30, 2020, the Company completed a bought deal financing resulting in the issuance of 27,381,500 units of the Company at a price per Unit of CAD$1.05 ($0.79) for gross proceeds of $21.6 million. Each Unit comprised one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (13,690,750 warrants) (each whole warrant a "October Warrant"). Each October Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$1.40 ($1.05) until October 30, 2023. Also in connection with this transaction, the Company issued 1,642,890 compensation warrants to its agent (Note 8). Total cash share issuance costs of $1.6 million were deducted from the gross proceeds.

On December 11, 2020, the Company completed a bought deal financing resulting in the issuance of 18,170,000 units of the Company (the "Units") at a price per Unit of CAD$1.90 ($1.49) for gross proceeds of $27.1 million. Each Unit comprised one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (9,085,000 warrants) (each whole warrant, a "December Warrant"). Each Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$2.45 ($1.92) until December 11, 2023. Also in connection with this transaction, the Company issued 1,090,200 compensation warrants to its agent (Note 8). Total cash share issuance costs of $2.2 million were deducted from the gross proceeds.

On December 11, 2020, the Company issued 3,000,000 Subordinate Voting Shares in settlement of a claim made by a former promoter of the Company. The shares were valued at CAD$2.42 ($1.86) which was the value on the date that the settlement was approved.

2021 Equity Transactions

On January 7, 2021, the Company completed a bought deal financing resulting in the issuance of 20,930,000 units of the Company at a price per unit of CAD$4.40 ($3.47) for gross proceeds of $72.6 million. Each unit comprised one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (10,465,000 warrants) (each whole warrant, a “January Warrant”). Each January Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$5.75 ($4.53) until January 7, 2024. Also, in connection with this transaction, the Company issued 1,255,800 compensation warrants to its underwriter (Note 8). Total cash share issuance costs of $4.9 million were deducted from the gross proceeds.

On March 9, 2021, the Company completed a private placement bought deal financing resulting in the issuance of 6,000,000 units of the Company at a price per unit of CAD$3.25 ($2.57) for gross proceeds of $15.4 million. Each unit comprised one Subordinate Voting Share of the Company and one-half of one Subordinate Voting Share financing warrant (3,000,000 warrants) (each whole warrant, a “March Warrant”). Each March Warrant entitles the holder thereof to purchase one Subordinate Voting Share at an exercise price of CAD$4.40 ($3.48) until March 9, 2024. Also, in connection with this transaction, the Company issued 360,000 compensation warrants to its underwriter (Note 8). Total cash share issuance costs of $1.1 million were deducted from the gross proceeds.

During February and March 2021, the Company approved an officer of the Company to exchange 3,500,000 Subordinate Voting Shares for 35,000 Multiple Voting Shares. Between May and October holders of 661,976 Multiple Voting Shares exchanged their shares for 66,197,640 Subordinate Voting Shares.

On July 8, 2021, the Company issued 1,500,000 Subordinate Voting Shares to a holding company of its former CEO as part of a settlement agreement. The shares were valued at CAD$4.11 ($3.25) which was the value on the date that the shares were issued.

Common Shares Reserved for Issuance

A summary of shares reserved for issuance as is summarized below:

December 31, 2021
Options issued and outstanding under stock option plan	23,093,044
Unvested RSUs	9,667,217
Vested and unissued RSUs	792,783
Compensation Warrants	1,888,350
Financing Warrants	20,651,580
Shares available for grant under stock option plan	30,524,172
Total shares reserved for issuance	86,617,146

8.
WARRANTS

MindMed US Offering Compensation Warrants

MindMed US issued 1,314,033 compensation warrants in relation to the completion of the first tranche of the MindMed US Offering which closed on December 19, 2019 (Note 7). The warrants had an expiry date of February 27, 2021. Each warrant entitled the holder to purchase one Subordinate Voting Share, at CAD$0.33 per share until the expiry date.

MindMed US issued 5,483,321 compensation warrants in relation to the completion of the second and third tranches of the MindMed US Offering which took place in February 2020 (Note 7). The warrants have an expiry date of February 27, 2021. Each warrant entitles the holder to purchase one Subordinate Voting Share at CAD$0.33 per share until the expiry date.

Pursuant to the terms of the Arrangement, all warrants of MindMed US were exchanged for warrants of the Company.

Bought Deal Compensation and Financing Warrants

The Company issued 994,034 compensation warrants to the underwriter in connection with a bought deal financing (Note 7) which was completed on May 26, 2020. The warrants have an expiry date of May 26, 2022. Each warrant entitles the holder to purchase one Subordinate Voting Share at CAD$0.53 per share until the expiry date.

The Company issued 1,642,890 compensation warrants to the underwriter in connection with a bought deal financing (Note 7) which was completed on October 30, 2020. The warrants have an expiry date of October 30, 2023. Each warrant entitles the holder to purchase one unit at CAD$1.05 per warrant until the expiry date. Each unit entitles the holder to one Subordinate Voting Share and one-half Subordinate Voting Share financing warrant. Each financing warrant entitles the holder to purchase one Subordinate Voting Share at CAD$1.40 until expiry on October 30, 2023. In November and December 2020, 1,642,890 compensation warrants were exercised, and 821,443 financing warrants were subsequently issued.

The Company issued 1,090,200 compensation warrants to the underwriter in connection with a bought deal financing (Note 7) which was completed on December 11, 2020. The warrants have an expiry date of December 11, 2023. Each warrant entitles the holder to purchase one unit at CAD$1.90 per warrant until the expiry date. Each unit entitles the holder to one Subordinate Voting Share and one-half Subordinate Voting Share financing warrant. Each financing warrant entitles the holder to purchase one Subordinate Voting Share at CAD$2.45 until expiry on December 11, 2023. In February and March 2021, 817,650 compensation warrants were exercised, and 408,825 financing warrants were subsequently issued.

The Company issued 1,255,800 compensation warrants to the underwriter in connection with a bought deal financing (Note 7) which was completed on January 7, 2021. The warrants have an expiry date of January 7, 2024. Each warrant entitles the holder to purchase one unit at CAD$4.40 per warrant until the expiry date. Each unit entitles the holder to one Subordinate Voting Share and one-half Subordinate Voting Share financing warrant. Each financing warrant entitles the holder to purchase one Subordinate Voting Share at CAD$5.75 until expiry on January 7, 2024.

The Company issued 360,000 compensation warrants to the underwriter in connection with a bought deal financing (Note 7) which was completed on March 9, 2021. The warrants have an expiry date of March 9, 2024. Each warrant entitles the holder to purchase one unit at CAD$3.25 per warrant until the expiry date. Each unit entitles the holder to one Subordinate Voting Share and one-half Subordinate Voting Share financing warrant. Each financing warrant entitles the holder to purchase one Subordinate Voting Share at CAD$4.40 until expiry on March 9, 2024.

	Compensation Warrants	Financing Warrants	Weighted Average Exercise Price (CAD$)
Balance – May 30, 2019 (inception)	—	—	—
Issued	1,314,033	—	0.33
Balance - December 31, 2019	1,314,033	—	0.33
Issued	9,210,445	35,252,675	1.29
Issued on exercise of compensation warrants	—	821,443	1.40
Exercised	(9,434,278)	(21,986,443)	1.02
Balance – December 31, 2020	1,090,200	14,087,675	1.78
Issued	1,615,800	13,465,000	5.41
Issued on exercise of compensation warrants	—	408,825	2.45
Exercised	(817,650)	(7,309,920)	1.74
Balance – December 31, 2021	1,888,350	20,651,580	4.24

The weighted average market fair value of shares purchased through warrant exercises during the years ended December 31, 2021 and 2020 was CAD$4.55 and CAD$2.22, respectively.

9.
STOCK-BASED COMPENSATION

Stock Incentive Plan

2020 Plan

On February 27, 2020, the Company adopted the MindMed Stock Option Plan (the “Plan”) to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The plan was approved by the shareholders as part of the Arrangement and is authorized to issue 15% of the Company's outstanding Subordinate Voting Shares under the terms of the plan.

The fair value of options issued has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Share price	$2.73 CAD -$4.21 CAD	$0.30 CAD -$0.57 CAD
Expected volatility	91.8% - 101.3%	91.8% - 95.4%
Risk-free rate	0.3% - 0.8%	0.2% - 1.1%
Expected life	2.7 - 3.6 years	2.7 - 3.5 years
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding – December 31, 2020	22,595,552	$0.38	4.3	$79,566,373
Issued	20,193,458	2.74
Exercised	(12,055,898)	0.55		43,412,675
Forfeited	(4,340,607)	1.60
Expired	(3,299,461)	2.23
Options outstanding – December 31, 2021	23,093,044	$1.86	3.8	$13,610,348
Options vested and exercisable at December 31, 2021	4,104,014	$1.07	3.5	$5,101,689

The weighted average grant date fair value of options granted during in the year ended December 31, 2021 was CAD$1.92. The aggregated fair value of options vested during the year ended December 31, 2021 was $24.2 million.

Restricted Share Units

The Company has adopted a Performance and Restricted Share Unit (“RSU”) Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The plan was approved by the shareholders as part of the Arrangement. The fair value has been estimated based on the closing price of the stock on the day prior to the grant.

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance December 31, 2020	—	$—
Granted	13,387,655	2.95
Vested and unissued	(792,783)	2.80
Vested and issued	(2,212,654)	2.79
Cancelled	(715,001)	3.01
Balance December 31, 2021	9,667,217	$3.00

The fair market value of RSUs vested during the year ended December 31, 2021 was $9.3 million.

Modification of Stock Options and RSUs

During 2021 and 2020, the Company modified the option awards and RSUs of certain employees and non-employees to accelerate the vesting and continue the vesting of 7,062,201 unvested options 1,986,147 RSUs during 2021 and 1,000,000 unvested options during 2020 that were improbable of vesting as of the modification date. Under this type of modification, the original grant date fair value is remeasured, and compensation cost is recognized based on the fair value of the modified award, as measured on the modification date. For the years ended December 31, 2021 and 2020, the Company recognized $21.9 million and $0.3 million of incremental compensation cost resulting from the modification in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Directors' Deferred Share Unit Plan

2021 Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan ("DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSU's which are cash settled awards. The plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Subordinate Voting Share on the NEO Exchange for the five business days immediately preceding the valuation date. The DDSU's generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

Number of DSUs
Balance December 31, 2020	—
Issued	714,427
Settled	(49,836)
Cancelled	(208,331)
Balance December 31, 2021	456,260

For the year ended December 31, 2021 stock-based compensation expense of $0.6 million was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. There were 346,133 DDSUs vested as of December 31, 2021. The liability associated with the outstanding vested DDSU's was $0.5 million as of December 31, 2021 and was recorded to accrued expenses in the accompanying consolidated balance sheets.

Director Share Compensation

On September 16, 2019, MindMed US entered into an agreement with a director of the MindMed US pursuant to which the director agreed to: (i) join the board of directors of MindMed US, (ii) obtain a loan (the “Loan”) of $0.5 million for the sole purpose of acquiring 5,000,000 Class D Shares, and (iii) purchase 5,000,000 Class D Shares for $0.5 million.

The Loan is secured by the Class D shares, which is the sole security and recourse against the director. One-quarter of the Loan ($0.1) shall be automatically deemed to be repaid and satisfied on each six-month anniversary of the date of the Loan (the “Repayment Date”) so long as the director remains a member of the board of directors of MindMed US.

If the director ceases to be a member of the board of directors of MindMed US and all affiliates of MindMed US, other than as a result of his disqualification under applicable corporate law or his resignation, the Loan shall be automatically deemed to be repaid and satisfied in full and the director shall be fully and finally released from his obligations under the Loan.

The principal remaining from time to time unpaid and outstanding shall bear interest, before and after an event of default at 2% per annum calculated monthly, not in advance. Accrued and unpaid interest shall be payable on each Repayment Date. The director has the right and privilege of prepaying the whole or any portion of the principal amount of the Loan at any time or times prior to maturity or if an event of default has occurred, whichever comes first, without notice, bonus or penalty. All such prepayments shall be applied first in satisfaction of any accrued but unpaid interest and thereafter to the outstanding principal amount of the Loan.

The Loan has been accounted for as an option plan since MindMed does not have full recourse to the outstanding loan balance. In the event the director ceases to be a member of the board of directors of MindMed US and all affiliates of MindMed US, the Class D Shares (which have since been exchanged for Subordinate Voting Shares) would be tendered back to the Company without any payment being made. As a result, the Company has not recognized a loan receivable or the corresponding Class D Shares (or resulting Subordinate Voting Shares) as outstanding. The Company has estimated a grant- date fair value, which is recorded as share-based compensation expense over a two-year vesting period with a corresponding amount to additional paid-in capital. The fair value has been estimated using the Black- Scholes option pricing model with the following assumptions: (i) expected dividend yield of 0%, (ii) expected volatility of 151%, (iii) risk-free rate of 1.74%, (iv) share price of $0.10, (v) forfeiture rate of 0%, and (vi) expected life of 24 months. The total grant-date fair value is $0.5 million.

In connection with the Transaction, the directors of MindMed US were elected as directors of the Company. The Class D Shares issued pursuant to the Loan were converted to Subordinate Voting Shares. The Company recognized $0.2 million, $0.2 million, and $0.1 million in compensation expense for the years ended December 31, 2021. 2020, and 2019, respectively. Corresponding with the vesting of the shares in connection with the settlement of the loan the Company issued 1,785,235, 2,489,740, and 725,025 Subordinate Voting Shares to the director in the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$7,174	$548	$—
General and administrative	35,542	6,858	73
Total share-based compensation expense	$42,716	$7,406	$73

As of December 31, 2021, there was approximately $17.0 million and of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2021, there was approximately $18.2 million and of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3.2 years.

10.
INCOME TAXES

The Components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(44,573)	$(20,675)	$(10,699)
Foreign	(49,620)	(13,262)	—
Total	$(94,193)	$(33,937)	$(10,699)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional of 21% tax rate was applied as follows (in thousands):

	December 31,
	2021	2020	2019
Income tax at federal statutory rate	$(19,781)	$(7,127)	$(2,247)
State income tax expense, net of federal tax effect	(16)	—	—
Nondeductible permanent items	46	2,220	—
Executive Compensation	3,808	—	—
Capitalized Research Expenses	4,316	—	—
Net operating losses	(466)	—	—
Foreign rate differential	(12,617)	302	(37)
Adjustment to deferred taxes	(1,687)	—	—
Nonqualified stock option and performance award windfall upon exercise	2,461	—	—
Change in Valuation Allowance	22,779	4,605	2,284
	$(1,157)	$—	$—

The difference between the statutory federal income tax rate and the Company's effective tax rate in 2021 and 2020 is primarily attributable to the change in valuation allowance, foreign rate differential, executive compensation, and capitalized research expenses.

The provision for (benefit from) income taxes is as follows (in thousands):

	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	2	—	—
Foreign	—	—	—
Total current	2	—	—

Deferred:
Federal	(1,157)	—	—
State	(2)	—	—
Foreign	—	—	—
Total deferred	(1,159)	—	—
Total	$(1,157)	$—	$—

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2021 and 2020. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Reserves	$47	$—
Stock Based Compensation	4,414	988
Net operating loss carryforward	31,932	7,107
Other Assets	574	961
Intangible Assets	898	3,712
Valuation allowance	(35,808)	(12,768)
Net deferred income tax assets	2,057	—

Deferred tax liabilities:
Unrealized Gain/Loss	(620)	—
Intangible Assets	(1,427)	—
Property and equipment	(10)	—
Other	-	—
Total deferred tax liabilities	(2,057)	—
Net deferred income tax liability	$—	$—

As of December 31, 2021 and 2020, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2021 and 2020. Accordingly, a valuation allowance of $35.8 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $22.7 million for the year ended December 31, 2021.

As of December 31, 2021, the Company has accumulated federal and state net operating loss ("NOL") carryforwards of $81.1 million and $13.4 million, respectively. The federal NOL carryforwards can be carried forward indefinitely, subject to 80% taxable income limitation. Of the $13.4 million of state NOL carryforwards, $3.6 million can be carried forward indefinitely and $2.9 million expire beginning December 31, 2028.

As of December 31, 2021 the Company had combined foreign net operating loss carryforwards available to reduce future taxable income of approximately $52.5 million, of which $2.2 million carryforward indefinitely, $49.1 million begin to expire in 2040, and $1.2 million begin to expire in 2028.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.

The Company is subject to taxation in the United States, various states, Canada, Australia and Switzerland.
The Company has not been notified that it is under audit by the IRS or any state or foreign taxing authorities, however, due to the presence of NOL carryforwards, all of the income tax years remain open for examination in each of these jurisdictions.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations.

As of December 31, 2021 and 2020 the Company did not have a liability for unrecognized tax benefits.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021 and 2020, interest and penalties recognized were insignificant.

In December 2019, the FASB issued an ASU that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021, the adoption had no impact on the consolidated financial statements.

The Tax Cuts and Jobs Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future year or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

11.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $29.3 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which are uncertain.

The Company periodically enters into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by or on behalf of the Company. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the consolidated financial statements with respect to these indemnification obligations.

12.
RELATED PARTY TRANSACTIONS

The Company incurred legal fees of $0.8 million and $1.5 million to companies controlled by a director of the Company during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had accounts payable and accrued liabilities outstanding due to a company controlled by a director of a nominal amount and $0.1 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by this Item 9 was previously reported in our Report on 6-K, filed December 7, 2021, and the exhibits thereto.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, and Vice President of Corporate Controller and Accounting Principal , as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:
(1)
Financial Statements

The financial statements of Mind Medicine (MindMed) Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the financial statements or notes thereto.

(3)
Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 3, 2021.
3.2	Notice of Articles, Incorporated on July 26, 2010
4.1	Description of Capital Stock of Mind Medicine (MindMed) Inc.
4.2	Form of Mind Medicine (MindMed) Inc. Common Share Certificate.
4.3	Form of Warrant to Purchase Subordinate Voting Shares of Mind Medicine (MINDMED) Inc.
4.4	Form of Advisory Warrant to Purchase Subordinate Voting Shares of Mind Medicine (MINDMED) Inc.
4.5	Form of Compensation Warrant to Purchase Subordinate Voting Shares of Mind Medicine (MINDMED) Inc.
4.6	Form of Warrant Indenture by and between Mind Medicine (MindMed) Inc. and Odyssey Trust Company
10.1#	Form of Director and Officer Indemnity Agreement.
10.2#	Mind Medicine (MindMed), Inc. Stock Option Plan.
10.3#	Mind Medicine (MindMed), Inc. Performance and Restricted Share Unit Plan.
10.4#	Form of Restricted Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.
10.5#	Appointment Letter, dated as of December 13, 2021, by and between Mind Medicine (MindMed) Inc. and Robert Barrow.
10.6#	Executive Employment Agreement, dated as of July 29, 2020, by and between MINDMED DISCOVER LLC and Miri Halperin Wernli, Ph.D.
10.7#	Amendment to Executive Employment Agreement between MINDMED DISCOVER LLC and Dr. Miri Halperin Wernli dated as of August 13, 2021
10.8#	Offer of Employment Letter, dated as of June 25, 2019, by and between HealthMode, Inc. and Dan Karlin.
10.9#	Offer of Employment Letter, dated as of November 23, 2021, by and between Mind Medicine (MindMed), Inc. and Cynthia Hu.
10.10	Escrow Agreement among Mind Medicine (MindMed) Inc. and Odyssey Trust Company and Each of the Undersigned Security Holders, dated as of February 26, 2021.
10.11	Supplemental Warrant Agreement by and between Mind Medicine (MindMed) Inc. and Computershare dated as of March 14, 2022.
21.1	List of Subsidiaries of Mind Medicine (MindMed), Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2022.

Mind Medicine (Mindmed) Inc,

Date: March 28, 2022	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Barrow and Carrie F. Liao as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his/her capacity as a director and/or officer of Mind Medicine (MindMed) Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Barrow	Chief Executive Officer	March 28, 2022
Robert Barrow

/s/ Daniel R. Karlin	Chief Medical Officer	March 28, 2022
Dan R. Karlin, MD, MA

/s/ Carrie F. Liao	Vice President, Corporate Controller and Accounting Principal	March 28, 2022
Carrie F. Liao, CPA

/s/ Miri H. Wernli	Executive President and Board Director	March 28, 2022
Miri H Wernli, PhD

/s/ Brigid A. Makes	Director	March 28, 2022
Brigid A. Makes

/s/ Sarah Y. Vinson,	Director	March 28, 2022
Sarah Y. Vinson, MD

/s/ Andreas Krebs	Director	March 28, 2022
Andreas Krebs

/s/ Carol Vallone	Director	March 28, 2022
Carol Vallone