Form 10-Q
period 2022-03-31
Mind Medicine (MindMed) Inc.
filed 2022-05-16
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40360

Mind Medicine (MindMed) Inc.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	98-1582538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center, Suite 8500 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 208-2454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Subordinate Voting Shares, no par value per share	MNMD	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 3, 2022, the registrant had 422,444,539 shares of Subordinate Voting Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational MM-120 LSD treatment, MM-110 opioid withdrawal treatment and MM-402 R(-)-MDMA treatment product candidates (together, our “lead drug candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our reliance on the success of our investigational MM-120 LSD treatment;
•
the timing, scope or likelihood of regulatory filings and approvals and ability to obtain and maintain regulatory approvals for product candidates for any indication;
•
our expectations regarding the size of the eligible patient populations for MM-120 LSD treatment, MM-110 opioid withdrawal treatment and MM-402 R(-)-MDMA treatment, if approved for commercial use;
•
our ability to identify third-party therapy sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer our treatments;
•
our ability to implement our business model and our strategic plans for our business and our investigational MM-120 LSD treatment;
•
our ability to identify new indications for our lead drug candidates beyond our current primary focuses;
•
our ability to identify, develop or acquire digital technologies to enhance our administration of our lead drug candidates;
•
our ability to achieve profitability and then sustain such profitability;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
the pricing, coverage and reimbursement of our lead drug candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our lead drug candidates, in particular, and controlled substances, in general;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•
our expectations regarding potential benefits of our investigational lead drug candidates and our therapeutic approach generally;
•
our ability to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights and proprietary technology of third parties;
•
regulatory developments in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
•
the effectiveness of our internal control over financial reporting;
•
the effect of the ongoing and evolving COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business or operations;
•
our expectations regarding our revenue, expenses and other operating results;
•
the costs and success of our marketing efforts, and our ability to promote our brand;
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•
our ability to effectively manage our growth; and

•
our ability to compete effectively with existing competitors and new market entrants.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We may announce material business and financial information to our investors using our investor relations website (https://mindmed.co/investor-resources/). We therefore encourage investors and others interested in our company to review the information that we make available on our website.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$120,472	$133,539
Prepaid and other current assets	2,755	3,676
Total current assets	123,227	137,215
Goodwill	19,918	19,918
Intangible assets, net	6,089	6,869
Total assets	$149,234	$164,002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,332	$4,178
Accrued expenses	7,227	6,230
Total current liabilities	10,559	10,408
Contribution payable, long-term	1,870	1,930
Total liabilities	12,429	12,338

Commitments and contingencies (Note 11)
Shareholders' Equity:
Subordinate voting shares, no par value, unlimited authorized as of March 31, 2022 and December 31, 2021; 422,401,776 and 421,444,157 issued and outstanding as of March 31, 2022 and December 2021, respectively	—	—
Multiple voting shares, no par value, unlimited authorized as of March 31, 2022 and December 31, 2021; none and 4,521 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	291,931	288,290
Accumulated other comprehensive income	997	1,046
Accumulated deficit	(156,123)	(137,672)
Total shareholders' equity	136,805	151,664
Total liabilities and shareholders' equity	$149,234	$164,002

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating expenses:
Research and development	$10,241	$6,813
General and administrative	8,264	7,035
Total operating expenses	18,505	13,848
Loss from operations	(18,505)	(13,848)
Other income (expense):
Interest expense, net	(27)	(87)
Foreign exchange gain, net	45	8
Other income	36	168
Total other income, net	54	89
Net loss	(18,451)	(13,759)
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(49)	59
Comprehensive loss	$(18,500)	$(13,700)
Net loss per common share, basic and diluted	$(0.04)	$(0.04)
Weighted-average common shares, basic and diluted	422,212,489	389,575,029

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Subordinate Voting		Multiple Voting
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2021	421,444,157	$—	4,521	$—	$288,290	$1,046	$(137,672)	$151,664
Multiple Voting Shares conversion to Subordinate Voting Shares	452,060	—	(4,521)	—		—	—	—
Exercise of warrants	187,851	—	—	—	118	—	—	118
Exercise of stock options	317,708	—	—	—	123	—	—	123
Withholding taxes paid on vested restricted share units	—	—	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	—	—	3,807	—	—	3,807
Net loss and Comprehensive loss	—	—	—	—	—	(49)	(18,451)	(18,500)

Balance, March 31, 2022	422,401,776	—	—	—	291,931	997	(156,123)	136,805

Balance, December 31, 2020	306,135,160	$—	550,000	$—	$120,220	$284	$(44,636)	$75,868
Issuance of Subordinate Voting Shares and warrants net of share issuance costs	26,930,000	—	—	—	82,113	—	—	82,113
Subordinate Voting Shares conversion to Multiple Voting Shares	(3,500,000)	—	35,000	—	—	—	—	—
Issuance of Subordinate Voting Shares for vested director compensation	622,435	—	—	—	66	—	—	66
HealthMode acquisition	—	—	81,497	—	27,159	—	—	27,159
Exercise of warrants	4,228,880	—	—	—	6,697	—	—	6,697
Exercise of stock options	4,519,879	—	—	—	1,178	—	—	1,178
Stock-based compensation expense	—	—	—	—	1,213	—	—	1,213
Net loss and Comprehensive loss	—	—	—	—	—	59	(13,759)	(13,700)

Balance, March 31, 2021	338,936,354	$—	666,497	$—	$238,646	$343	$(58,395)	$180,594

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities
Net loss	$(18,451)	$(13,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,792	1,279
Amortization of intangible assets	780	260
Changes in operating assets and liabilities:
Prepaid and other current assets	922	(732)
Accounts payable	(843)	1,581
Accrued expenses	994	1,377
Contribution payable	(60)	(44)
Net cash used in operating activities	(12,866)	(10,038)
Cash flows from investing activities
Acquisition, net of cash acquired	—	(297)
Other investing activities	—	(19)
Net cash used in financing activities	—	(316)
Cash flows from financing activities
Proceeds from issuance of share capital, net of issuance costs	—	82,113
Proceeds from exercise of warrants	118	6,697
Proceeds from exercise of options	123	1,178
Withholding taxes paid on vested restricted stock units	(407)	—
Net cash (used in) provided by financing activities	(166)	89,988
Effect of exchange rate changes on cash	(35)	313
Net (decrease) increase in cash	(13,067)	79,947
Cash, beginning of period	133,539	80,094
Cash, end of period	$120,472	$160,041

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.
DESCRIPTION OF THE BUSINESS

Mind Medicine (MindMed) Inc. (formerly Broadway Gold Mining Ltd.) (the “Company” or “MindMed”) is incorporated under the laws of the Province of British Columbia. Its wholly owned subsidiaries, Mind Medicine, Inc. (“MindMed US”), HealthMode, Inc., MindMed Pty Ltd., and MindMed GmbH, are incorporated in Delaware, Delaware, Australia and Switzerland respectively. Prior to February 27, 2020, the Company’s operations were conducted through MindMed US.

MindMed US was incorporated on May 30, 2019. On February 27, 2020, MindMed US completed a reverse takeover transaction with Broadway Gold Mining Ltd. (“Broadway”) by way of a plan of arrangement (the "Arrangement") which resulted in Broadway becoming the legal parent company of MindMed US. MindMed US is deemed to be the accounting acquirer in the reverse takeover transaction. The reverse takeover transaction was accounted for as a reverse recapitalization and Broadway was treated as the “acquired” company for accounting purposes. The reverse takeover transaction was accounted as the equivalent of MindMed issuing stock for the net assets of Broadway, accompanied by a recapitalization. Accordingly, all historical financial information for all periods prior to the reverse takeover transaction are the consolidated financial statements of MindMed US, “as if” MindMed US is the predecessor to the Company. As a result, the consolidated balance sheets are presented as a continuance of MindMed US and the comparative figures presented are those of MindMed US.

MindMed is a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. The Company's mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative drug candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

As of March 31, 2022, the Company had an accumulated deficit of $156.1 million. Through March 31, 2022, all of the Company’s financial support has primarily been provided by proceeds from the issuance of Subordinate Voting Shares and warrants to purchase Subordinate Voting Shares.

As the Company continues its expansion, it may seek additional financing and/or strategic investments, however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these financial statements.

COVID-19

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Depending on the length and severity of the pandemic, COVID-19 could impact the Company's operations, could cause delays relating to approval from the FDA and equivalent organizations in other countries, could postpone research activities, could impair the Company's ability to raise funds depending on COVID-19’s effect on capital markets, and could affect logistics and the Company’s ability to move materials in a timely manner to clinical trial sites or production of Good Manufacturing Practice ("GMP") materials (which availability of GMP materials may also impact clinical trial timelines).

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2021 and 2020, included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to its significant accounting policies, except as noted below.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates under different assumptions or conditions.

Intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the condensed consolidated financial statements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company's functional currency is the Canadian dollar (“CAD”). The local currency of the Company’s foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates and the parent entity, are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On April 8, 2020, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. The Company adopted this standard effective January 1, 2022, the adoption had no impact on the consolidated financial statements.

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

The consideration paid for the acquisition of HealthMode was $27.6 million, and consisted of $0.5 million cash, 81,497 Multiple Voting Shares (equivalent to 8,149,700 Subordinate Voting Shares), valued at approximately $27.0 million based upon the closing price of the Company's Subordinate Voting Shares on the acquisition date, and $0.1 million in stock options (33,619 stock options), which are convertible into Subordinate Voting Shares of the Company. The Company incurred acquisition costs of $0.3 million in connection with the acquisition, primarily related to legal, accounting, and other professional services, which were recorded to general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company recognized this transaction as a business combination. The Company recognized approximately $9.5 million of identifiable finite-lived intangible assets and $19.9 million of goodwill related to the acquisition of HealthMode. The identifiable finite-lived intangible assets are expected to be amortized over their useful lives which are estimated to be three years. The Company has made no adjustments to the purchase price during the measurement period.

Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated statement of operations is not material.

The goodwill is attributable to the value of the assembled workforce, and the related expertise and developed business function. Further, the acquisition is expected to allow the Company to streamline its product development processes. None of the goodwill is expected to be deductible for tax purposes.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates. The Company had no assets measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Directors' Deferred Share Unit Liability	$490	$—	$—	$490
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Directors' Deferred Share Unit Liability	$509	$—	$—	$509

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2022 and the year ended December 31, 2021.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the three months ended March 31, 2022, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three months ended March 31, 2022 and 2021.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			March 31, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	3	$9,485	$(3,396)	$6,089
Total intangible assets, net		$9,485	$(3,396)	$6,089

Developed technology has a remaining useful life of 2.0 years. Amortization expense included in research and development expense was $0.8 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the expected future amortization expense for finite-lived intangible assets was as follows (in thousands):

Period Ending March 31,	Amount
2023	$3,127
2024	2,962
Total	$6,089

6.
ACCRUED EXPENSES

At March 31, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Professional services	$1,696	$2,313
Accrued compensation	3,685	2,295
Accrued clinical and manufacturing costs	1,071	906
Contribution payable	730	713
Other payables	45	3
Total accrued expenses	$7,227	$6,230

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

Subordinate Voting Shares

The Company is authorized to issue an unlimited number of Subordinate Voting Shares, which have no par value. As of March 31, 2022, the Company had issued and outstanding 422,401,776 shares of Subordinate Voting Shares.

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

Multiple Voting Shares

The Company is authorized to issue an unlimited number of Multiple Voting Shares, which have no par value. As of March 31, 2022, the Company had no issued and outstanding Multiple Voting Shares.

Subordinate Voting Shares and Multiple Voting Shares Issued

2022 Equity Transactions

During the first quarter of 2022, holders of 4,521 Multiple Voting Shares exchanged their shares for 452,060 Subordinate Voting Shares.

8.
WARRANTS

Bought Deal Compensation and Financing Warrants

The below table represents the activity associated with the Company's outstanding equity classified Compensation and Financing warrants for the three months ended March 31, 2022:

	Compensation Warrants	Financing Warrants	Weighted Average Exercise Price (CAD$)
Balance – December 31, 2021	1,888,350	20,651,580	4.24
Issued	—	—	—
Issued on exercise of compensation warrants	—	—	—
Exercised	—	(187,851)	0.79
Balance – March 31, 2022	1,888,350	20,463,729	4.27

The weighted average market fair value of shares purchased through warrant exercises during the three months ended March 31, 2022 was CAD$1.43.

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

The fair value of options issued is estimated using the Black-Scholes-Merton option pricing model on the date of grant with the following assumptions:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Share price	$1.48 - 1.78 CAD	$3.93 - 4.21 CAD
Expected volatility	97.1% - 97.5%	91.8% - 99.1%
Risk-free rate	1.79% - 2.26%	0.29% - 0.34%
Expected life	3.5 - 3.6 years	3.0 - 3.5 years
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding – December 31, 2021	23,093,044	$1.86	3.8	$13,610,348
Issued	8,364,320	1.53
Exercised	(317,708)	0.49		365,677
Forfeited	(183,478)	1.33
Expired	(607,977)	2.84
Options outstanding – March 31, 2022	30,348,201	$1.77	4.1	$9,487,123
Options vested and exercisable at March 31, 2022	6,227,860	$1.51	4.0	$4,427,752

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was CAD$1.03. The aggregated fair value of options vested during the three months ended March 31, 2022 was $3.8 million. The expense recognized related to options during the three months ended March 31, 2022 was $2.1 million.

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

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance December 31, 2021	9,667,217	$3.00
Granted	6,004,120	1.57
Vested and unissued	(1,577,437)	2.86
Cancelled	(79,598)	2.06
Balance March 31, 2022	14,014,302	$2.41

The fair market value of RSUs vested during the three months ended March 31, 2022 was $1.9 million. The expense recognized related to RSUs during the three months ended March 31, 2022 was $1.7 million.

Directors' Deferred Share Unit Plan

2021 Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSU's which are cash settled awards. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Subordinate Voting Share on the NEO

Exchange for the five business days immediately preceding the valuation date. The DDSU's generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

Number of DDSUs
Balance December 31, 2021	456,260
Issued	—
Settled	—
Cancelled	—
Balance March 31, 2022	456,260

For the three months ended March 31, 2022 a reversal of less than $0.1 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were 441,041 DDSUs vested as of March 31, 2022. The liability associated with the outstanding vested DDSU's was $0.5 million as of March 31, 2022 and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Research and development	$2,005	$341
General and administrative	1,787	938
Total share-based compensation expense	$3,792	$1,279

As of March 31, 2022, there was approximately $22.2 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3.2 years. As of March 31, 2022, there was approximately $24.1 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3.2 years.

10.
INCOME TAXES

The Company’s effective tax rate was 0% for the three months ended March 31, 2022 and 2021. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

11.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $31.5 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

The Company periodically enters into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by or on behalf of the Company. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the condensed consolidated financial statements with respect to these indemnification obligations.

12.
RELATED PARTY TRANSACTIONS

The Company had no related party expenses during the three months ended March 31, 2022. The Company incurred legal fees of $0.8 million to companies controlled by a former director of the Company during the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company had a nominal amount of accounts payable and accrued liabilities outstanding due to a company controlled by a former director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2022. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements as well as the Consolidated Financial Statements included in our Annual Report on Form 10-K. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $18.5 million for the three months ended March 31, 2022, and $13.8 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $156.1 million and cash of $120.5 million

During the three months ended March 31, 2022, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

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
•
data and study acquisition cost;
•
allocated operational expenses, which include direct or allocated expenses for Information Technologies and Human Resources; and
•
other costs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	$ Change	% Change
Operating expenses:
Research and development	$10,241	$6,813	$3,428	50%
General and administrative	8,264	7,035	1,229	17%
Total operating expenses	18,505	13,848	4,657	34%
Loss from operations	(18,505)	(13,848)	(4,657)	34%
Other income (expense):
Interest expense, net	(27)	(87)	60	-69%
Foreign exchange gain, net	45	8	37	*
Other income	36	168	(132)	-79%
Total other income, net	54	89	(35)	-39%
Loss before income taxes	(18,451)	(13,759)	(4,692)	34%
Income taxes	—	—	—	100%
Net loss	$(18,451)	$(13,759)	$(4,692)	34%
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(49)	59	(108)	-183%
Comprehensive loss	$(18,500)	$(13,700)	$(4,800)	35%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	$ Change	% Change
External Costs
MM-120 research program	$1,862	$468	$1,394	298%
MM-110 research program	682	2,027	(1,345)	-66%
External R&D collaborations	1,224	1,432	(208)	-15%
Preclinical and other programs	1,509	2,317	(808)	-35%
Total external costs	5,277	6,244	(967)	-15%
Internal Costs	4,964	569	4,395	*
Total research and development expenses	$10,241	$6,813	$3,428	50%

* Represents a change greater than 300%

Research and development expenses increased by $3.4 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to $4.4 million of internal expenses related to compensation costs for additional headcount of $2.0 million and an increase in non-cash expenses of $1.7 million of stock-based compensation expenses. This increase was primarily offset by a decrease in external spending of $0.8 million related to our preclinical and other programs.

General and Administrative

General and administrative expenses increased by $1.2 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $0.9 million in non-cash stock-based compensation expenses. Other contributors to the increase included higher professional services including accounting, audit, legal, compliance, director and officer insurance, and investor and public relations and personnel costs to support the growth of the company.

Other Income (Expense)

Interest Income (Expense), Net

Interest expense, net decreased by a nominal amount for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Foreign Exchange Gain, Net

Foreign exchange gain increased by a nominal amount for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other Income

Other income was decreased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in branded merchandise sales.

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

Our cash and working capital as at March 31, 2022 were $120.5 million and $112.7 million, respectively.

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

We expect our current cash will be sufficient to fund our current 2022 and 2023 operating plan and will extend our cash runway into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Subordinate Voting Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net cash used in operating activities	$(12,866)	$(10,038)
Net cash used in investing activities	—	(316)
Net cash (used in) provided by financing activities	(166)	89,988
Foreign exchange impact on cash	(35)	313
Net (decrease) increase in cash	$(13,067)	$79,947

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $12.9 million, which consisted of a net loss of $18.5 million, partially offset by $4.6 million in non-cash charges and a net change of $1.0 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $3.8 million, and amortization of intangible assets of $0.8 million.

Cash used in operating activities for the three months ended March 31, 2021 was $10.0 million, which consisted of a net loss of $13.8 million, partially offset by $1.5 million in non-cash charges and a net change of $2.2 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $1.3 million, and amortization of intangible assets of $0.3 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2021 was $0.3 million, which consisted of cash paid for the acquisition of HealthMode, net of cash acquired.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2022 was $0.2 million, which consisted of the proceeds of $0.1 million from exercise of warrants, and proceeds of $0.1 million from exercise of options, offset by $0.4 million of withholding taxes paid on vested restricted stock units.

Cash provided by financing activities for the three months ended March 31, 2021 was $90.0 million, which consisted of the net proceeds of $82.1 million from the issuance of common shares and warrants, net of issuance costs, the proceeds of $6.7 million from exercise of warrants, and proceeds of $1.2 million from exercise of options.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as at March 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We anticipate that the COVID-19 pandemic will have an impact on the development timelines of our clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require the update of our estimates, assumptions and judgments. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our most recent annual consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

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

Fully Diluted Share Capital

The number of issued and outstanding Subordinate Voting Shares on a fully converted basis as at March 31, 2022 was as follows:

Number of Subordinate Voting Share Equivalents
Subordinate Voting Shares	422,401,776
Multiple Voting Shares	—
Stock Options	30,348,201
Restricted Share Units	14,014,302
Compensation Warrants	1,888,350
Financing Warrants	20,463,729
Total - March 31, 2022	489,116,358

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash. The carrying amount of these financial assets represents the maximum credit exposure. Cash and funds held in trust are on deposit with major Swiss, American and Canadian chartered banks.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company is a development stage company and is reliant on external fundraising to support its operations. Once funds have been raised, the Company manages liquidity risk by continuously monitoring actual and projected cash flows. The board of directors reviews and approves the Company’s operating and capital budgets, as well as any material transactions not in the ordinary course of business.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Vice President, Corporate Controller and Accounting Principal (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Accounting Principal Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer and Vice President, Corporate Controller and Accounting Principal (Principal Accounting Officer), believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Part Ii

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

We are a clinical-stage brain health care company and have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Multiple Voting Shares and through offerings of our Subordinate Voting Shares in 2020 and 2021. We incurred net loss of $18.5 million and $13.8 million for the three months ended March 31, 2022 and 2021, respectively, and as of March 31, 2022, we had an accumulated deficit of $156.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our Subordinate Voting Shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 3, 2021.	Form 10-K	3.1	March 28, 2022	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010	Form 10-K	3,2	March 28, 2022	001-40360
10.11	Supplemental Warrant Agreement by and between Mind Medicine (MindMed) Inc. and Computershare dated as of March 14, 2022.	Form 10-K	10.11	March 28, 2022	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

+These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2022.

Mind Medicine (Mindmed) Inc,

Date: May 16, 2022	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: May 16, 2022	By:	/s/ Carrie Liao
Carrie Liao, CPA
Vice President, Corporate Controller and Accounting Principal
Principal Accounting Officer