Form 10-Q
period 2022-06-30
Mind Medicine (MindMed) Inc.
filed 2022-08-11
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40360

Mind Medicine (MindMed) Inc.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	98-1582538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center, Suite 8500 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 208-2454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	MNMD	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 3, 2022, the registrant had 427,088,145 Common Shares outstanding.

115405326v4

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational MM-120, MM-110 and MM-402 product candidates (together, our “lead product candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our reliance on the success of our investigational product candidate MM-120;
•
the timing, scope or likelihood of regulatory filings and approvals and ability to obtain and maintain regulatory approvals for product candidates for any indication;
•
our expectations regarding the size of the eligible patient populations for MM-120, MM-110 and MM-402, if approved for commercial use;
•
our ability to identify third-party therapy sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer our treatments;
•
our ability to implement our business model and our strategic plans for our business and our investigational product candidate MM-120;
•
our ability to identify new indications for our lead product candidates beyond our current primary focuses;
•
our ability to identify, develop or acquire digital technologies to enhance our administration of our lead product candidates;
•
our ability to achieve profitability and then sustain such profitability;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
the pricing, coverage and reimbursement of our lead product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our lead product candidates, in particular, and controlled substances, in general;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•
our expectations regarding potential benefits of our investigational lead product candidates and our therapeutic approach generally;
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

115405326v4

•
the costs and success of our marketing efforts, and our ability to promote our brand;
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•
our ability to effectively manage our growth; and
•
our ability to compete effectively with existing competitors and new market entrants.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2022 Part II, Item 1A. in our Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2022 and in Part II, Item 1A in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

115405326v4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,741	$133,539
Prepaid and other current assets	3,172	3,676
Right of use asset	177	—
Total current assets	109,090	137,215
Goodwill	19,918	19,918
Intangible assets, net	5,269	6,869
Total assets	$134,277	$164,002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$732	$4,178
Accrued expenses	7,139	6,230
Total current liabilities	7,871	10,408
Other liabilities, long-term	1,902	1,930
Total liabilities	9,773	12,338

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of June 30, 2022 and December 31, 2021; 426,689,225 and 421,896,217 issued and outstanding as of June 30, 2022 and December 2021, respectively	—	—
Additional paid-in capital	296,734	288,290
Accumulated other comprehensive income	850	1,046
Accumulated deficit	(173,080)	(137,672)
Total shareholders' equity	124,504	151,664
Total liabilities and shareholders' equity	$134,277	$164,002

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,326	$8,074	$19,567	$14,887
General and administrative	7,617	37,146	15,881	44,182
Total operating expenses	16,943	45,220	35,448	59,069
Loss from operations	(16,943)	(45,220)	(35,448)	(59,069)
Other income (expense):
Interest income/(expense), net	82	(69)	83	(156)
Foreign exchange gain/(loss), net	(89)	(35)	(44)	134
Other income/(expense)	(7)	72	1	80
Total other income (expense), net	(14)	(32)	40	58
Loss before income taxes	(16,957)	(45,252)	(35,408)	(59,011)
Income taxes	—	—	—	—
Net loss	(16,957)	(45,252)	(35,408)	(59,011)
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(147)	704	(196)	763
Comprehensive loss	$(17,104)	$(44,548)	$(35,604)	$(58,248)
Net loss per common share, basic and diluted	$(0.04)	$(0.11)	$(0.08)	$(0.15)
Weighted-average common shares, basic and diluted	423,630,395	410,823,106	422,951,839	400,322,562

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2021	421,896,217	$-	$288,290	$1,046	$(137,672)	$151,664
Exercise of warrants	1,140,313	—	708	—	—	708
Exercise of stock options	442,708	—	164	—	—	164
Settlement of restricted share unit awards	3,209,987	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	7,979	—	—	7,979
Net loss and Comprehensive loss	—	—	—	(196)	(35,408)	(35,604)

Balance, June 30, 2022	426,689,225	$—	$296,734	$850	$(173,080)	$124,504

Balance, December 31, 2020	361,135,160	$-	$120,220	$284	$(44,636)	$75,868
Issuance of Common Shares for vested director compensation	1,244,870	—	133	—	—	133
Vesting of restricted stock units	1,741,605	—	—	—	—	—
Issuance of Common Shares and warrants net of share issuance costs	26,930,000	—	81,928	—	—	81,928
HealthMode acquisition	8,149,700	—	27,159	—	—	27,159
Exercise of warrants	7,284,170	—	10,676	—	—	10,676
Exercise of stock options	10,828,064	—	5,273	—	—	5,273
Stock-based compensation expense	—	—	28,844	—	—	28,844
Net loss and Comprehensive loss	—	—	—	763	(59,011)	(58,248)

Balance, June 30, 2021	417,313,569	$—	$274,233	$1,047	$(103,647)	$171,633

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, March 31, 2022	422,401,776	$-	$291,931	$997	$(156,123)	$136,805
Exercise of warrants	952,462	—	590	—	—	590
Exercise of stock options	125,000	—	41	—	—	41
Settlement of restricted share unit awards	3,209,987	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,172	—	—	4,172
Net loss and Comprehensive loss	—	—	—	(147)	(16,957)	(17,104)

Balance, June 30, 2022	426,689,225	$—	$296,734	$850	$(173,080)	$124,504

Balance, March 31, 2021	405,586,054	$-	$238,646	$343	$(58,395)	$180,594
Issuance of Common Shares for vested director compensation	622,435	—	68	—	—	68
Vesting of restricted stock units	1,741,605	—	—	—	—	—
Issuance of share capital net of share issuance costs	—	—	(186)	—	—	(186)
HealthMode acquisition	—	—	—	—	—	—
Exercise of warrants	3,055,290	—	3,978	—	—	3,978
Exercise of stock options	6,308,185	—	4,096	—	—	4,096
Stock-based compensation expense	—	—	27,631	—	—	27,631
Net loss and Comprehensive loss	—	—	—	704	(45,252)	(44,548)

Balance, June 30, 2021	417,313,569	$—	$274,233	$1,047	$(103,647)	$171,633

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(35,408)	$(59,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,045	34,267
Amortization of intangible assets	1,600	1,039
Non-cash lease expense	17	—
Changes in operating assets and liabilities:
Prepaid and other current assets	541	56
Accounts payable	(3,429)	(51)
Accrued expenses	792	2,579
Contribution payable	(151)	(88)
Net cash used in operating activities	(27,993)	(21,209)
Cash flows from investing activities
Acquisition, net of cash acquired	—	(297)
Other investing activities	—	(86)
Net cash used in financing activities	—	(383)
Cash flows from financing activities
Proceeds from issuance of share capital, net of issuance costs	—	81,928
Proceeds from exercise of warrants	708	10,676
Proceeds from exercise of options	123	5,273
Withholding taxes paid on vested restricted stock units	(407)	—
Net cash provided by financing activities	424	97,877
Effect of exchange rate changes on cash	(229)	719
Net (decrease) increase in cash	(27,798)	77,004
Cash, beginning of period	133,539	80,094
Cash, end of period	$105,741	$157,098

Supplemental Noncash Disclosures
Right-of-use assets obtained in exchange of operating lease liabilities	$194	—

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

MindMed is a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. The Company's mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

As of June 30, 2022, the Company had an accumulated deficit of $173.1 million. Through June 30, 2022, all the Company’s financial support has primarily been provided by proceeds from the issuance of Common Shares and warrants to purchase Common Shares.

As the Company continues its expansion, it may seek additional financing and/or strategic investments however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. Cash equivalents consist primarily of money market funds. The Company’s accounts, at times, may exceed federally insured limits. The Company had no cash equivalents as of March 31, 2022.

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

The consideration paid for the acquisition of HealthMode was $27.6 million, and consisted of $0.5 million cash, 81,497 Multiple Voting Shares (equivalent to 8,149,700 Common Shares), valued at approximately $27.0 million based upon the closing price of the Company's Common Shares on the acquisition date, and $0.1 million in stock options (33,619 stock options), which are convertible into Common Shares of the Company. The Company incurred acquisition costs of $0.3 million in connection with the acquisition, primarily related to legal, accounting, and other professional services, which were recorded to general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

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

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates. The Company had no assets measured at fair value on a recurring basis as of December 31, 2021.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$80,127	$—	$—	$80,127
Financial liabilities:
Directors' Deferred Share Unit Liability	$145	$—	$—	$145
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Directors' Deferred Share Unit Liability	$509	$—	$—	$509

There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2022 and the year ended December 31, 2021.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the six months ended June 30, 2022, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and six months ended June 30, 2022 and 2021.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			June 30, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	3	$9,485	$(4,216)	$5,269
Total intangible assets, net		$9,485	$(4,216)	$5,269

Developed technology has a remaining useful life of 2.0 years. Amortization expense included in research and development expense was $0.8 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the expected future amortization expense for finite-lived intangible assets was as follows (in thousands):

Period Ending June 30,	Amount
2023	$3,162
2024	2,107
Total	$5,269

6.
ACCRUED EXPENSES

At June 30, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical and manufacturing costs	$2,184	$906
Accrued compensation	2,151	2,295
Professional services	1,604	2,313
Contribution payable	902	713
Lease liabilities	70	—
Other payables	228	3
Total accrued expenses	$7,139	$6,230

7.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of June 30, 2022, the Company had issued and outstanding 426,689,225 shares of Common Shares.

Voting Rights - The holders of Common Shares are entitled to one vote for each Common Share held. All holders of Common Shares are entitled to receive notice of any meeting of shareholders of the Company, and to attend, vote and speak at such meetings, except those meetings at which only holders of a specific class of shares are entitled to vote separately as a class under the Business Corporations Act (British Columbia). A quorum for the transaction of business at any meeting of shareholders is two persons present at the meeting, each of whom is entitled to vote at the meeting, and who hold or represent by proxy in the aggregate not less than 5% of the outstanding shares of the Company entitled to vote at the meeting.

The Company's previous equity structure included Multiple Voting Shares, which had no par value and were eligible to be exchanged with Subordinate Voting Shares on a one-for-one-hundred basis, and Subordinate Voting Shares, which had no par value and were equivalent in rights to Common Shares. All share data shown in the accompanying condensed consolidated financial statements and related notes has been retroactively revised to reflect the conversion of all outstanding Multiple Voting Shares and Subordinate Voting Shares to Common Shares as of June 30, 2022.

During the first quarter of 2022, holders of 4,521 Multiple Voting Shares exchanged their shares for 452,060 Subordinate Voting Shares on a one-for-one-hundred basis. These Subordinate Voting Shares were subsequently redesignated as Common Shares as of June 30, 2022.

Shelf Registration and At-The-Market Facility

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. The Company has not sold any of its Common Shares under the ATM as of June 30, 2022.

8.
WARRANTS

Bought Deal Compensation and Financing Warrants

The below table represents the activity associated with the Company's outstanding equity classified Compensation and Financing warrants for the six months ended June 30, 2022:

	Compensation Warrants	Financing Warrants	Weighted Average Exercise Price (CAD$)
Balance – December 31, 2021	1,888,350	20,651,580	4.24
Issued	—	—	—
Exercised	—	(1,140,313)	0.79
Expired	—	(217,042)	0.79
Balance – June 30, 2022	1,888,350	19,294,225	4.49

The weighted average market fair value of shares purchased through warrant exercises during the six months ended June 30, 2022 was CAD$1.10.

9.
STOCK-BASED COMPENSATION

Stock Incentive Plan

2020 Plan

On February 27, 2020, the Company adopted the MindMed Stock Option Plan (the “Plan”) to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The plan was approved by the shareholders as part of the Arrangement and is authorized to issue 15% of the Company's outstanding Common Shares under the terms of the plan.

The fair value of options issued is estimated using the Black-Scholes-Merton option pricing model on the date of grant with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Share price	$1.00 CAD - 1.19	$2.73 CAD - 4.46	$1.00 CAD - 1.78	$2.73 CAD - 4.46
Expected volatility	92.73% - 97.92%	71.62% - 102.89%	92.73% - 97.92%	71.62% - 102.89%
Risk-free rate	2.71% - 2.78%	0.02% - 0.50%	1.79% - 2.78%	0.02% - 0.50%
Expected life	2.5 - 3.6 years	0.3 - 3.6 years	2.5 - 3.6 years	0.3 - 3.6 years
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding – December 31, 2021	23,093,044	$1.86	3.8	$13,610,348
Issued	10,382,116	1.43
Exercised	(442,708)	0.45		488,177
Forfeited	(666,228)	2.49
Expired	(713,669)	3.00
Options outstanding – June 30, 2022	31,652,555	$1.70	3.9	$3,755,347
Options vested and exercisable at June 30, 2022	7,951,967	$1.57	3.8	$2,093,667

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was CAD$0.96. The aggregated fair value of options vested during the six months ended June 30, 2022 was $5.7 million. The expense recognized related to options during the three and six months ended June 30, 2022 was $1.9 million and $4.0 million, respectively.

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

	Number of RSUs	Weighted Average Grant Date Fair Value (CAD$)
Balance December 31, 2021	9,667,217	$3.00
Granted	7,812,180	1.44
Vested and unissued	(3,175,731)	2.54
Cancelled	(334,599)	3.56
Balance June 30, 2022	13,969,067	$2.22

The fair market value of RSUs vested during the six months ended June 30, 2022 was $4.0 million. The expense recognized related to RSUs during the three and six months ended June 30, 2022 was $2.3 million and $3.9 million, respectively.

Directors' Deferred Share Unit Plan

2021 Plan

On April 16, 2021, the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSU's which are cash settled awards. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Common Share on the NEO Exchange for the five business days immediately preceding the date upon which any payment is made to settle the DDSUs. The DDSU's generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

Number of DDSUs
Balance December 31, 2021	456,260
Issued	2,113,667
Settled	—
Cancelled	(370,491)
Balance June 30, 2022	2,199,436

For the six months ended June 30, 2022, $0.1 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were 596,550 DDSUs vested as of June 30, 2022. The liability associated with the outstanding vested DDSUs was $0.1 million as of June 30, 2022 and was recorded to accrued expenses in the accompanying condensed consolidated balance sheet.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,779	$2,427	$3,784	$2,768
General and administrative	2,474	30,561	4,261	31,499
Total stock-based compensation expense	$4,253	$32,988	$8,045	$34,267

As of June 30, 2022, there was approximately $19.9 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3 years. As of June 30, 2022, there was approximately $21.7 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 3.1 years.

10.
INCOME TAXES

The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022 and 2021. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

11.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $33.7 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing, and preclinical studies.

The Company enters into research, development, and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which are uncertain.

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

Operating Lease Agreement

During April 2022, the Company entered into a 3-year operating lease for office space located in North Carolina. Total lease payments under the lease amount to approximately $0.2 million and the Company recorded a related right-of-use asset and related lease liability upon lease commencement of approximately $0.2 million. The current portion of the lease liability is recorded in accrued expenses and the noncurrent portion is recorded in other liabilities, long-term in the accompanying condensed consolidated balance sheet.

12.
RELATED PARTY TRANSACTIONS

The Company had no related party expenses during the three and six months ended June 30, 2022. The Company incurred nominal legal fees and $0.4 million to companies controlled by a former director of the Company during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had a nominal amount of accounts payable and accrued liabilities outstanding due to a company controlled by a former director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2022, Part II, Item 1A. in our Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2022. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements as well as the Consolidated Financial Statements included in our Annual Report on Form 10-K. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

Overview

We are a clinical stage biopharmaceutical company developing novel products to treat brain health disorders, with a particular focus on psychiatry, addiction, pain and neurology. Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $17.0 million and $45.2 million for the three months ended June 30, 2022 and 2021, respectively, and $35.4 million and $59.0 million, for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $173.1 million and cash and cash equivalents of $105.7 million.

During the six months ended June 30, 2022, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

Research & Development Updates

Our MM-120 (LSD D-tartrate) Phase 2 studies in GAD and ADHD are ongoing with topline results expected in late 2023. Over the near-term, we intend to prioritize the clinical research program of MM-120 in psychiatric disorders, and at the appropriate time in the future intend to continue to explore indications in other disease areas such as chronic pain. For our MM-402 or R(-)-MDMA program, we plan to initiate a Phase 1 clinical trial in 2023; we also anticipate starting an investigator-initiated trial of R(-)-MDMA in the third quarter of 2022. For MM-110 (zolunicant HCl), we completed a Phase 1 study in late 2021 and we will continue further clinical development of our MM-110 program subject to the pursuit of non-dilutive sources of capital and collaborations with third parties. Our external collaborations and early research and development activities have continued to progress, including the conclusion of the initial collaboration between MindMed and Nextage Therapeutics.

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

Nasdaq Delisting Notice

On May 27, 2022, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until November 23, 2022, to regain compliance with the rule referred to in this paragraph.

On August 4, 2022, in part to regain compliance with the Nasdaq Listing Rules, we announced our Board of Directors had approved a ratio of 1-for-15 reverse share split of our common shares. Subject to completion of all required regulatory reviews and approvals, the reverse share split is expected to take effect after the close of business on August 26, 2022, with trading expected to begin on a split-adjusted basis on the Nasdaq and the Neo Exchange Inc. at market open on August 29, 2022.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented (in thousands and unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$9,326	$8,074	$1,252	16%	$19,567	$14,887	$4,680	31%
General and administrative	7,617	37,146	(29,529)	-79%	15,881	44,182	(28,301)	-64%
Total operating expenses	16,943	45,220	(28,277)	-63%	35,448	59,069	(23,621)	-40%
Loss from operations	(16,943)	(45,220)	28,277	-63%	(35,448)	(59,069)	23,621	-40%
Other income (expense):
Interest income/(expense), net	82	(69)	151	-219%	83	(156)	239	-153%
Foreign exchange gain/(loss), net	(89)	(35)	(54)	154%	(44)	134	(178)	-133%
Other income/(expense)	(7)	72	(79)	-110%	1	80	(79)	-99%
Total other income (expense), net	(14)	(32)	18	-56%	40	58	(18)	-31%
Loss before income taxes	(16,957)	(45,252)	28,295	-63%	(35,408)	(59,011)	23,603	-40%
Income taxes	—	—	—	100%	—	—	—	100%
Net loss	$(16,957)	$(45,252)	$28,295	-63%	$(35,408)	$(59,011)	$23,603	-40%
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(147)	704	(851)	-121%	(196)	763	(959)	-126%
Comprehensive loss	$(17,104)	$(44,548)	$27,444	-62%	$(35,604)	$(58,248)	$22,644	-39%

Operating Expenses

Research and Development (in thousands and unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
External Costs
MM-120 research program	2,212	323	1,889	*	4,074	792	3,282	*
MM-110 research program	502	1,479	(977)	-66%	1,184	3,505	(2,321)	-66%
External R&D collaborations	54	285	(231)	-81%	1,279	1,717	(438)	-26%
Preclinical and other programs	1,870	974	896	92%	3,378	3,290	88	3%
Total external costs	4,638	3,061	1,577	52%	9,915	9,304	611	7%
Internal Costs	4,688	5,013	(325)	-6%	9,652	5,583	4,069	73%
Total research and development expenses	$9,326	$8,074	$1,252	16%	$19,567	$14,887	$4,680	31%

* Represents a change greater than 300%

Research and development expenses were $9.3 million for the three months ended June 30, 2022, compared to $8.1 million for the three months ended June 30, 2021, an increase of $1.2 million. The increase was primarily due to $2.8 million of external costs related to the LSD research program and the commencement of our R(-)-MDMA study . This increase was primarily offset by a decrease in external costs of $1.0 million related to the completion of our 18-MC study in 2021. For the six months ended June 30, 2022, research and development expenses were $19.6 million, compared to $14.9 million for the six months ended June 30, 2021, an increase of $4.7 million. The increase was primarily due to $2.9 million of internal costs related to compensation costs for additional headcount and an increase of $1.0 million of non-cash stock-based compensation expense.

General and Administrative

General and administrative expenses were $7.6 million for the three months ended June 30, 2022, compared to $37.1 million for the three months ended June 30, 2021, a decrease of $29.5 million. The decrease was primarily due to $24.4 million in additional non-cash stock-based compensation expenses relating to the modification of stock option awards and RSUs recorded during the three months ended June 30, 2021. For the six months ended June 30, 2022, general and administrative expenses were $15.9 million, compared to $44.2 million for the six months ended June 30, 2021. The decrease was primarily due to a decrease of $24.4 million in non-cash stock-based compensation expenses relating to the modification of stock option awards and RSUs recorded during the six months ended June 30, 2021.

Other Income (Expense)

Interest Income/(Expense), Net

Interest expense, net decreased by a nominal amount for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. This was primarily due to the Company investing in cash equivalents during 2022.

Foreign Exchange Gain/(Loss), Net

Foreign exchange decreased by a nominal amount for the three months ended and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Other Income/(Expense)

Other income was decreased by a nominal amount for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, primarily due to a decrease in branded merchandise sales.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity. Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing to continue our research and development activities and we have not earned any revenue or reached successful commercialization of our products. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations.

On January 7, 2021, we completed a bought deal financing resulting in the issuance of 20,930,000 units of the Company at a price per unit of CAD$4.40 ($3.47) for gross proceeds of $72.6 million. Each unit comprised one Common Share of the Company and one-half of one Common Share financing warrant (each whole warrant, a “January Warrant”). Each January Warrant entitles the holder thereof to purchase one Common Share at an exercise price of CAD$5.75 ($4.53) until January 7, 2024. Also, in connection with this transaction, the Company issued 1,255,800 compensation warrants to its underwriter.

On March 9, 2021, we completed a private placement bought deal financing resulting in the issuance of 6,000,000 units of the Company at a price per unit of CAD$3.25 ($2.57) for gross proceeds of $15.4 million. Each unit was comprised of one Common Share of the Company and one-half of one Common Share financing warrant (each whole warrant, a “March Warrant”). Each March Warrant entitles the holder thereof to purchase one Common Share at an exercise price of CAD$4.40 ($3.48) until March 9, 2024. Also, in connection with this transaction, the Company issued 360,000 compensation warrants to its underwriter.

Our cash and cash equivalents and working capital as of June 30, 2022 were $105.7 million and $101.2 million, respectively.

Shelf Registration and At-The-Market Facility

Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with the Sales Agents, pursuant to which we may issue and sell our Common Shares for an aggregate offering price of up to $100.0 million under the ATM. Pursuant to the ATM, we have agreed to pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. We are not obligated to make any sales of Common Shares under the ATM. We have not yet sold any of our Common Shares under the ATM.

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

We expect our current cash and cash equivalents will be sufficient to fund our current 2022 and 2023 operating plan and will extend our cash runway into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(27,993)	$(21,209)
Net cash used in investing activities	—	(383)
Net cash provided by financing activities	424	97,877
Foreign exchange impact on cash	(229)	719
Net (decrease) increase in cash	$(27,798)	$77,004

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $28.0 million, which consisted of a net loss of $35.4 million, partially offset by $9.7 million in non-cash charges and a net change of $2.2 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $8.0 million, and amortization of intangible assets of $1.6 million.

Cash used in operating activities for the six months ended June 30, 2021 was $21.2 million, which consisted of a net loss of $59.0 million, partially offset by $35.3 million in non-cash charges and a net change of $2.5 million in our net operating assets and liabilities. The non-cash charges primarily consisted of share-based payments.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2021 was $0.4 million, which consisted of cash paid for the acquisition of HealthMode, net of cash acquired.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million, which consisted of the proceeds of $0.7 million from exercise of warrants, and proceeds of $0.1 million from exercise of options, offset by $0.4 million of withholding taxes paid on vested restricted stock units.

Cash provided by financing activities for the six months ended June 30, 2021 was $97.9 million, which consisted of the net proceeds of $81.9 million from the issuance of common shares and warrants, net of issuance costs, the proceeds of $10.7 million from exercise of warrants, and proceeds of $5.3 million from exercise of options.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as at June 30, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares on a fully converted basis as at June 30, 2022 was as follows:

Number of Common Share Equivalents
Common Shares	426,689,225
Stock Options	31,652,555
Restricted Share Units	13,969,067
Compensation Warrants	1,888,350
Financing Warrants	19,294,225
Total - June 30, 2022	493,493,422

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash. The carrying amount of these financial assets represents the maximum credit exposure. Cash and funds held in trust are on deposit with major Swiss, American and Canadian chartered banks.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer and Vice President, Corporate Controller and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Accounting Principal Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer, Chief Financing Officer, and Vice President, Corporate Controller and Principal Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Multiple Voting Shares and through offerings of our Common Shares in 2020 and 2021. We incurred net loss of $17.0 million and $45.2 million for the three months ended June 30, 2022 and 2021, respectively, and $35.4 million and $59.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $173.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:

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

Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our Common Shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.

The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our Common Shares.

Our share price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our Common Shares could be adversely affected if do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.

On May 27, 2022, we received a letter from the staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our Common Shares had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until November 23, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before November 23, 2022, the bid price for our Common Shares closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report.

On August 4, 2022, in part to regain compliance with the Nasdaq Listing Rules, we announced our Board of Directors had approved a ratio of 1-for-15 reverse share split of our common shares. Subject to completion of all required regulatory reviews and approvals, the reverse share split is expected to take effect after the close of business on August 26, 2022, with trading expected to begin on a split-adjusted basis on the Nasdaq and the Neo Exchange Inc. at market open on August 29, 2022. However, the reverse share split has not yet been effected and we have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report.

If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by November 23, 2022, we may be eligible for additional time to comply. To qualify, we will be required to meet certain continued listing requirements for market value of publicly held shares and all other initial listing standards for Nasdaq. If we meet these requirements, Nasdaq may grant us an additional 180 calendar days to regain compliance with the bid price requirement.

If we do not regain compliance with the bid price requirement and are not eligible for an additional compliance period, our Common Shares may be delisted. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the staff, such appeal would be successful. There can be no assurance that we will maintain compliance with the requirements for listing our Common Shares on Nasdaq.

Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 3, 2021.	Form 10-K	3.1	March 28, 2022	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010	Form 10-K	3.2	March 28, 2022	001-40360
10.1	Sales Agreement, dated as of May 3, 2022, by and among the Company, Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc.	Form S-3	1.2	May 4, 2022	333-265648
10.2*#	Non-Employee Director Compensation Policy
10.3*#	Directors’ Deferred Share Unit Plan
10.4*#	Offer Letter, by and between the Company and Schond Greenway, dated May 23, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2022.

Mind Medicine (MindMed) Inc.

Date: August 11, 2022	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: August 11, 2022	By:	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer

Date: August 11, 2022	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Vice President, Corporate Controller and Principal Accounting Officer