Form 10-Q
period 2022-09-30
Mind Medicine (MindMed) Inc.
filed 2022-11-10
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 37,571,139 Common Shares outstanding.

115405326v4

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational MM-120 or a proprietary, pharmaceutically optimized form of lysergide ("LSD"), MM-402 or a R(-)-MDMA and MM-110 or zolunicant product candidates (together, our “lead product candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our reliance on the success of our investigational MM-120 or LSD product candidate;
•
the timing, scope or likelihood of regulatory filings and approvals and ability to obtain and maintain regulatory approvals for product candidates for any indication;
•
our expectations regarding the size of the eligible patient populations for our lead product candidates;
•
our ability to identify third-party therapy sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer our treatments;
•
our ability to implement our business model and our strategic plans for our product candidates;
•
our ability to identify new indications for our lead product candidates beyond our current primary focuses;
•
our ability to identify, develop or acquire digital technologies to enhance our administration of our product candidates;
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
•
our ability to obtain and maintain effective patent rights and other intellectual property protection for our product candidates or any future product candidates, and to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates;
•
infringement or alleged infringement on the intellectual properly rights of third parties;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2022 (the "2021 Annual Report") and in Part II, Item 1A in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website (https://mindmed.co/investor-resources/). We therefore encourage investors and others interested in our company to review the information that we make available on our website. Our website and information included in or linked to our website are not part of this Quarterly Report on Form 10-Q.

115405326v4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,519	$133,539
Prepaid and other current assets	1,826	3,676
Right of use asset	165	—
Total current assets	156,510	137,215
Goodwill	19,918	19,918
Intangible assets, net	4,479	6,869
Total assets	$180,907	$164,002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$824	$4,178
Accrued expenses	7,467	6,230
2022 USD Financing Warrants	17,747	—
Total current liabilities	26,038	10,408
Other liabilities, long-term	1,276	1,930
Total liabilities	27,314	12,338

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of September 30, 2022 and December 31, 2021; 37,541,115 and 28,126,414 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	342,415	288,290
Accumulated other comprehensive (loss)/income	743	1,046
Accumulated deficit	(189,565)	(137,672)
Total shareholders' equity	153,593	151,664
Total liabilities and shareholders' equity	$180,907	$164,002

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,772	$9,019	$27,339	$23,906
General and administrative	9,211	8,208	25,092	52,390
Total operating expenses	16,983	17,227	52,431	76,296
Loss from operations	(16,983)	(17,227)	(52,431)	(76,296)
Other income/(expense):
Interest income/(expense), net	360	(64)	443	(220)
Foreign exchange gain/(loss), net	138	(40)	94	94
Other income	—	135	1	215
Total other income	498	31	538	89
Loss before income taxes	(16,485)	(17,196)	(51,893)	(76,207)
Income taxes	—	—	—	—
Net loss	(16,485)	(17,196)	(51,893)	(76,207)
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(107)	(383)	(303)	380
Comprehensive loss	$(16,592)	$(17,579)	$(52,196)	$(75,827)
Net loss per common share, basic and diluted	$(0.56)	$(0.61)	$(1.82)	$(2.81)
Weighted-average common shares, basic and diluted	29,296,333	28,013,809	28,566,161	27,124,297

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2021	28,126,414	$—	$288,290	$1,046	$(137,672)	$151,664
Issuance of common shares and warrants net of share issuance costs	9,014,371	—	41,350	—	—	41,350
Exercise of warrants	76,021	—	708	—	—	708
Exercise of stock options	38,276	—	206	—	—	206
Settlement of restricted share unit awards	286,033	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss and comprehensive loss	—	—	—	(303)	(51,893)	(52,196)

Balance, September 30, 2022	37,541,115	$—	$342,415	$743	$(189,565)	$153,593

Balance, December 31, 2020	24,075,677	$—	$120,220	$284	$(44,636)	$75,868
Issuance of common shares for vested director compensation	119,016	—	190	—	—	190
Vesting of restricted stock units	117,079	—	—	—	—	—
Issuance of common shares and warrants net of share issuance costs	1,795,333	—	81,924	—	—	81,924
HealthMode acquisition	543,313	—	27,159	—	—	27,159
Exercise of warrants	533,645	—	11,185	—	—	11,185
Exercise of stock options	796,093	—	5,588	—	—	5,588
Share-based settlement payment	100,000	—	4,869	—	—	4,869
Stock-based compensation expense	—	—	33,315	—	—	33,315
Net loss and comprehensive loss	—	—	—	380	(76,207)	(75,827)

Balance, September 30, 2021	28,080,156	$—	$284,450	$664	$(120,843)	$164,271

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, June 30, 2022	28,445,948	$—	$296,734	$850	$(173,080)	$124,504
Issuance of common shares and warrants, net of issuance cost	9,014,371	—	41,350	—	—	41,350
Exercise of stock options	8,762	—	42	—	—	42
Settlement of restricted share unit awards	72,034	—	—	—	—	—
Stock-based compensation expense	—	—	4,289	—	—	4,289
Net loss and comprehensive loss	—	—	—	(107)	(16,485)	(16,592)

Balance, September 30, 2022	37,541,115	$—	$342,415	$743	$(189,565)	$153,593

Balance, June 30, 2021	27,820,905	$—	$274,233	$1,047	$(103,647)	$171,633
Issuance of common shares for vested director compensation	36,024	—	57	—	—	57
Vesting of restricted stock units	972	—	—	—	—	—
Issuance of share capital net of share issuance costs	—	—	(4)	—	—	(4)
Exercise of warrants	48,033	—	509	—	—	509
Exercise of stock options	74,222	—	315	—	—	315
Share-based settlement payment	100,000	—	4,869	—	—	4,869
Stock-based compensation expense	—	—	4,471	—	—	4,471
Net loss and comprehensive loss	—	—	—	(383)	(17,196)	(17,579)

Balance, September 30, 2021	28,080,156	$—	$284,450	$664	$(120,843)	$164,271

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(51,893)	$(76,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,331	38,373
Amortization of intangible assets	2,390	1,828
Non-cash lease expense	30	—
Issuance costs on liability classified warrants	1,500	—
Changes in operating assets and liabilities:
Prepaid and other current assets	1,837	927
Accounts payable	(3,329)	634
Accrued expenses	622	(2,891)
Contribution payable	(778)	(655)
Net cash used in operating activities	(37,290)	(37,991)
Cash flows from investing activities
Acquisition, net of cash acquired	—	(297)
Other investing activities	—	(113)
Net cash used in financing activities	—	(410)
Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	41,567	81,924
Proceeds from issuance of 2022 USD Financing Warrants	17,747	—
Payment of 2022 USD Financing Warrants issuance costs	(1,186)	—
Proceeds from exercise of warrants	708	11,185
Proceeds from exercise of options	206	5,588
Withholding taxes paid on vested restricted stock units	(407)	—
Net cash provided by financing activities	58,635	98,697
Effect of exchange rate changes on cash and cash equivalents	(365)	5,529
Net increase in cash and cash equivalents	20,980	65,825
Cash and cash equivalents, beginning of period	133,539	80,094
Cash and cash equivalents, end of period	$154,519	$145,919

Supplemental Noncash Disclosures
Unpaid issuance cost for common shares	$217	—
Unpaid issuance cost for 2022 USD Financing Warrants	$314	—
Right-of-use assets obtained in exchange of operating lease liabilities	$194	—

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

MindMed US was incorporated on May 30, 2019. On February 27, 2020, MindMed US completed a reverse takeover transaction with Broadway Gold Mining Ltd. (“Broadway”) by way of a plan of arrangement (the “Arrangement”) which resulted in Broadway becoming the legal parent company of MindMed US. MindMed US is deemed to be the accounting acquirer in the reverse takeover transaction. The reverse takeover transaction was accounted for as a reverse recapitalization and Broadway was treated as the “acquired” company for accounting purposes. The reverse takeover transaction was accounted as the equivalent of MindMed issuing stock for the net assets of Broadway, accompanied by a recapitalization. Accordingly, all historical financial information for all periods prior to the reverse takeover transaction are the consolidated financial statements of MindMed US, “as if” MindMed US is the predecessor to the Company. As a result, the consolidated balance sheets are presented as a continuance of MindMed US and the comparative figures presented are those of MindMed US.

MindMed is a clinical stage biopharmaceutical company developing novel products to treat brain health disorders. The Company's mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

As of September 30, 2022, the Company had an accumulated deficit of $189.6 million. Through September 30, 2022, all the Company’s financial support has primarily been provided by proceeds from the issuance of Common Shares and warrants to purchase Common Shares.

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

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report. The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2021 and 2020, included in the Company’s 2021 Annual Report. Since the date of those financial statements, there have been no changes to its significant accounting policies, except as noted below.

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

The Company’s Board approved a reverse share split of the Company’s Common Shares on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of the Company’s Common Shares above the minimum bid price requirement under the Nasdaq Listing Rules. No fractional Common Shares were issued as a result of the August Share Split. Each fractional Common Share remaining upon the August Share Split that was less than 1/2 of a Common Share was cancelled and each fractional Common Share that was at least 1/2 of a Common Share was changed to one whole Common Share. The August Share Split affected all Common Shares outstanding immediately prior to the effective time of the August Share Split, as well as the number of Common Shares available under the Company’s stock option plan and equity incentive plan. In addition, the August Share Split effected a reduction in the number of Common Shares issuable upon exercise of stock options, vesting of Restricted Share Units and exercise of warrants outstanding immediately prior to the effectiveness of the August Share Split. All references to Common Shares, options to purchase Common Shares, share data, per share data, and related information contained in this report have been retrospectively adjusted to reflect the effect of the August Share Split for all periods presented.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. Cash equivalents consist primarily of money market funds. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $140.6 million as of September 30, 2022, and no cash equivalents as of December 31, 2021.

2022 USD Financing Warrants

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized in general and administrative expense on the condensed consolidated statements of operations. Issuance costs related to warrants were expensed within general and administrative expense on the condensed consolidated statements of operations.

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

The consideration paid for the acquisition of HealthMode was $27.6 million, and consisted of $0.5 million cash, 5,433 Multiple Voting Shares (equivalent to 543,313 Common Shares), valued at approximately $27.0 million based upon the closing price of the Company's Common Shares on the acquisition date, and $0.1 million in stock options (2,241 stock options), which are convertible into Common Shares of the Company. The Company incurred acquisition costs of $0.3 million in connection with the acquisition, primarily related to legal, accounting, and other professional services, which were recorded to general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

The Company recognized this transaction as a business combination. The Company recognized approximately $9.5 million of identifiable finite-lived intangible assets and $19.9 million of goodwill related to the acquisition of HealthMode. The identifiable finite-lived intangible assets are expected to be amortized over their useful lives which are estimated to be three years. The Company did not make adjustments to the purchase price during the measurement period.

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

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates. The Company had no assets measured at fair value on a recurring basis as of December 31, 2021.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$140,563	$—	$—	$140,563
Financial liabilities:
Directors' Deferred Share Unit Liability	$142	$—	$—	$142
2022 USD Financing Warrant Liability	$—	$—	$17,747	$17,747
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Directors' Deferred Share Unit Liability	$509	$—	$—	$509

The fair value of the warrant liability ("2022 USD Financing Warrants") is measured at fair value on a recurring basis. The 2022 USD Financing Warrants are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

September 30, 2022
Share price	$3.50 USD
Expected volatility	96.04%
Risk-free rate	4.06%
Expected life	5 years

The Company estimates the volatility of its 2022 USD Financing Warrants based on the historical volatility of select peer company common stock that is reflective of the expected remaining life of the warrants.

There were no transfers into or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2022 and the year ended December 31, 2021.

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the nine months ended September 30, 2022, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and nine months ended September 30, 2022 and 2021.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			September 30, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed Technology	3	$9,485	$(5,006)	$4,479
Total intangible assets, net		$9,485	$(5,006)	$4,479

Developed technology has a remaining useful life of approximately 2.0 years. Amortization expense, recorded using the straight line method, included in research and development expense, was $0.8 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the expected future amortization expense for finite-lived intangible assets was as follows (in thousands):

Period Ending September 30,	Amount

2022 (through December 31, 2022)	$791
2023	$2,371
2024	1,317
Total	$4,479

6.
ACCRUED EXPENSES

At September 30, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$3,186	$2,295
Professional services	1,436	2,313
Contribution payable	1,429	713
Accrued clinical and manufacturing costs	720	906
Accrued financing costs	532	—
Lease liabilities	71	—
Other payables	93	3
Total accrued expenses	$7,467	$6,230

7.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of September 30, 2022, the Company had issued and outstanding 37,541,115 shares of Common Shares.

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

The Company's previous equity structure included Multiple Voting Shares, which had no par value and were eligible to be exchanged with Subordinate Voting Shares on a one-for-one-hundred basis, and Subordinate Voting Shares, which had no par value and were equivalent in rights to Common Shares. All share data shown in the accompanying condensed consolidated financial statements and related notes has been retroactively revised to reflect the conversion of all outstanding Multiple Voting Shares and Subordinate Voting Shares to Common Shares as of September 30, 2022.

During the first quarter of 2022, holders of 301 Multiple Voting Shares exchanged their shares for 30,137 Subordinate Voting Shares on a one-for-one-hundred basis. These Subordinate Voting Shares were subsequently redesignated as Common Shares as of June 30, 2022.

August 2022 Reverse Share Split

The Company’s Board of Directors (the “Board”) approved a reverse split of the Company’s Common Shares on a 15-for-1 basis (the “August Share Split”), which was effected on August 26, 2022, and which brought the bid price of the Company’s Common Shares above the minimum bid price requirement under the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”). No fractional Common Shares were issued as a result of the August Share Split. Each fractional Common Share that was remaining as a result of the August Share Split was increased to one whole Common Share. The August Share Split affected all Common Shares outstanding immediately prior to the effective time of the August Share Split, as well as the number of Common Shares available under the Company’s stock option plan and equity incentive plan. In addition, the August Share Split effected a reduction in the number of

Common Shares issuable upon exercise of stock options, vesting of Restricted Share Units and exercise of warrants outstanding immediately prior to the effectiveness of the August Share Split.

All references to Common Shares, options to purchase Common Shares, share data, per share data, and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the August Share Split for all periods presented.

Shelf Registration and At-The-Market Facility

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. As of September 30, 2022, the Company had sold 1,955,548 Common Shares for net proceeds of $30.2 million under the ATM.

Common Share and Warrant Public Offering

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying warrants to purchase 7,058,823 Common Shares (the “2022 USD Financing Warrants”) at a combined offering price of $4.25 per Common Share, for gross proceeds of $30.0 million and net proceeds of $27.5 million after deducting underwriting discounts and commissions and offering costs. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments and will expire on September 30, 2027.

8.
WARRANTS

Bought Deal Compensation and Financing Warrants

The below table represents the activity associated with the Company's outstanding equity classified Compensation and Financing warrants for the nine months ended September 30, 2022:

	Compensation Warrants	Financing Warrants	Weighted Average Exercise Price (CAD$)
Balance – December 31, 2021	125,890	1,376,772	63.60
Issued	—	—	—
Exercised	—	(76,021)	11.85
Expired	—	(14,469)	11.85
Balance – September 30, 2022	125,890	1,286,282	66.92

The weighted average market fair value of shares purchased through warrant exercises during the nine months ended September 30, 2022 was CAD$16.50.

2022 USD Financing Warrants

The below table represents the activity associated with the Company's outstanding liability classified 2022 USD Financing Warrants for the nine months ended September 30, 2022:

	2022 USD Financing Warrants	Weighted Average Exercise Price (USD$)
Balance – December 31, 2021	—	—
Issued	7,058,823	4.25
Exercised	—	—
Expired	—	—
Balance – September 30, 2022	7,058,823	4.25

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations. Issuance costs of $1.5 million related to warrants were expensed within general and administrative expense on the condensed consolidated statements of operations.

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

The fair value of options issued is estimated using the Black-Scholes-Merton option pricing model on the date of grant with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share price	$12.60 CAD - 14.25	$8.25 CAD - 61.8	$12.60 CAD - 25.65	$0.30 CAD - 61.80
Expected volatility	91.76% - 96.04%	60.6% - 99.4%	91.76% - 97.92%	60.6% - 102.9%
Risk-free rate	2.65% - 2.98%	0.04% - 0.75%	1.79% - 2.98%	0.02%-0.75%
Expected life	5.8 - 6.1 years	0.3 - 4.5 years	2.5 - 6.1 years	0.3 - 4.5 years
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding – December 31, 2021	1,539,511	$27.91	3.8	$13,610,348
Issued	959,608	19.45
Exercised	(38,276)	6.58		539,481
Forfeited	(47,422)	38.54
Expired	(49,408)	45.44
Options outstanding – September 30, 2022	2,364,013	$24.24	4.3	$9,770
Options vested and exercisable at September 30, 2022	659,738	$24.79	3.5	$4,478

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was CAD$13.38. The aggregate fair value of options vested during the nine months ended September 30, 2022 was $7.3 million. The expense recognized related to options during the three and nine months ended September 30, 2022 was $2.0 million and $6.0 million, respectively.

Restricted Share Units

The Company has adopted a Performance and Restricted Share Unit (“RSU”) Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The plan was approved by the shareholders as part of the Arrangement. The fair value has been estimated based on the closing price of the Common Shares on the day prior to the grant.

	Number of RSUs	Weighted Average Grant Date Fair Value (CAD$)
Balance December 31, 2021	644,481	$45.11
Granted	748,883	19.10
Vested and unissued	(285,242)	38.80
Cancelled	(25,453)	53.65
Balance September 30, 2022	1,082,669	$28.75

The fair market value of RSUs vested during the nine months ended September 30, 2022 was $3.6 million. The expense recognized related to RSUs during the three and nine months ended September 30, 2022 was $2.3 million and $6.2 million, respectively.

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

Number of DDSUs
Balance December 31, 2021	30,417
Issued	208,081
Settled	—
Cancelled	(24,699)
Balance September 30, 2022	213,799

For the nine months ended September 30, 2022, a nominal amount of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were 58,012 DDSUs vested as of September 30, 2022. The liability associated with the outstanding vested DDSUs was $0.1 million as of September 30, 2022 and was recorded to accrued expenses in the accompanying condensed consolidated balance sheet.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,424	$2,066	$5,208	$4,833
General and administrative	2,862	2,039	7,123	33,540
Total stock-based compensation expense	$4,286	$4,105	$12,331	$38,373

As of September 30, 2022, there was approximately $19.0 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2022, there was approximately $20.5 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 2.9 years.

10.
INCOME TAXES

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2021. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

11.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $33.4 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing, and preclinical studies.

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

12.
RELATED PARTY TRANSACTIONS

The Company had no related party expenses during the three and nine months ended September 30, 2022. The Company incurred nominal legal fees and $0.4 million in legal fees to companies controlled by a former director of the Company during the three and nine months ended September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our 2021 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements as well as the Consolidated Financial Statements included in our 2021 Annual Report. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

Overview

We are a clinical stage biopharmaceutical company developing novel products to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting the serotonin, dopamine and acetylcholine systems. This specifically includes pharmaceutically optimized drug products derived from the psychedelic and empathogen drug classes including LSD, R(-)-MDMA and zolunicant, or 18-MC, a congener of ibogaine.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $16.5 million and $17.2 million for the three months ended September 30, 2022 and 2021, respectively, and $51.9 million and $76.2 million, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $189.6 million and cash and cash equivalents of $154.5 million.

During the nine months ended September 30, 2022, we continued to enhance the resources required to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

Research & Development Updates

Our MM-120 (LSD D-tartrate) Phase 2 studies in GAD and ADHD are ongoing with topline results expected in late 2023. Over the near-term, we intend to prioritize the clinical research program of MM-120 in psychiatric disorders, and at the appropriate time in the future intend to continue to explore indications in other disease areas such as chronic pain. For our MM-402 or R(-)-MDMA program, we plan to initiate a Phase 1 clinical trial in 2023; we also started an investigator-initiated trial of R(-)-MDMA in the third quarter of 2022. For MM-110 (zolunicant HCl), we completed a Phase 1 study in late 2021, however, in the third quarter of 2022, we determined that any further clinical development of our MM-110 program will be subject to the pursuit of non-dilutive sources of capital and collaborations with third parties. Our external collaborations and early research and development activities have continued to progress, including the conclusion of the initial collaboration between MindMed and Nextage Therapeutics.

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

August 2022 Reverse Share Split

As previously disclosed on May 27, 2022, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until November 23, 2022, to regain compliance with the rule referred to in this paragraph.

The Company’s Board approved a reverse share split of the Company’s Common Shares on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of the Company’s Common Shares above the minimum bid price requirement under the Nasdaq Listing Rules. No fractional Common Shares were issued as a result of the August Share Split. Each fractional Common Share remaining upon the August Share Split that was less than 1/2 of a Common Share was cancelled and each fractional Common Share that was at least 1/2 of a Common Share was changed to one whole Common Share. The August Share Split affected all Common Shares outstanding immediately prior to the effective time of the August Share Split, as well as the number of Common Shares available under the Company’s stock option plan and equity incentive plan. In addition, the August Share Split effected a reduction in the number of Common Shares issuable upon exercise of stock options, vesting of Restricted Share Units and exercise of warrants outstanding immediately prior to the effectiveness of the August Share Split. All references to Common Shares, options to purchase Common Shares, share data, per share data, and related information contained in this report have been retrospectively adjusted to reflect the effect of the August Share Split for all periods presented.

On September 13, 2022, following the completion of the August Share Split, the Company received a notice from the Nasdaq Listing Qualifications Office indicating that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

Components of Operating Results

Operating Expenses

Research and Development

To date, our resources have focused primarily on the development of our MM-120, MM-110 and MM-420 programs and the commencement of related clinical activities. We have commenced clinical studies and have funded data and study acquisitions and acquired the materials required to supply our studies.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$7,772	$9,019	$(1,247)	(14)%	$27,339	$23,906	$3,433	14%
General and administrative	9,211	8,208	1,003	12%	25,092	52,390	(27,298)	(52)%
Total operating expenses	16,983	17,227	(244)	(1)%	52,431	76,296	(23,865)	(31)%
Loss from operations	(16,983)	(17,227)	244	(1)%	(52,431)	(76,296)	23,865	(31)%
Other income/(expense):
Interest income/(expense), net	360	(64)	424	*	443	(220)	663	*
Foreign exchange gain/(loss), net	138	(40)	178	*	94	94	—	0%
Other income	—	135	(135)	(100)%	1	215	(214)	(100)%
Total other income	498	31	467	*	538	89	449	*
Loss before income taxes	(16,485)	(17,196)	711	(4)%	(51,893)	(76,207)	24,314	(32)%
Income taxes	—	—	—	100%	—	—	—	100%
Net loss	(16,485)	$(17,196)	$711	(4)%	(51,893)	$(76,207)	$24,314	(32)%
Other comprehensive gain/(loss):
(Loss)/gain on foreign currency translation	(107)	(383)	276	(72)%	(303)	380	(683)	(180)%
Comprehensive loss	$(16,592)	$(17,579)	$987	(6)%	$(52,196)	$(75,827)	$23,631	(31)%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
External Costs
MM-120 research program	$1,175	$1,513	(338)	(22)%	$5,249	$2,305	2,944	128%
MM-110 research program	208	1,599	(1,391)	(87)%	1,393	5,104	(3,711)	(73)%
External R&D collaborations	328	575	(247)	(43)%	1,607	2,292	(685)	(30)%
Preclinical and other programs	1,269	2,086	(817)	(39)%	4,639	5,376	(737)	(14)%
Total external costs	2,980	5,773	(2,793)	(48)%	12,888	15,077	(2,189)	(15)%
Internal Costs	4,792	3,246	1,546	48%	14,451	8,829	5,622	64%
Total research and development expenses	$7,772	$9,019	$(1,247)	(14)%	$27,339	$23,906	$3,433	14%

Research and development expenses were $7.8 million for the three months ended September 30, 2022, compared to $9.0 million for the three months ended September 30, 2021, a decrease of $1.2 million. The decrease was primarily due to a decrease of $1.4 million of external costs related to the MM-110 research program and a $0.8 million decrease in preclinical activities. This decrease was partially offset by an increase of internal personnel costs of $1.5 million as we continue to expand our in-house research and development capabilities. For the nine months ended September 30, 2022, research and development expenses were $27.3 million, compared to $23.9 million for the nine months ended September 30, 2021, an increase of $3.4 million. The increase was primarily driven by an increase of $5.6 million of internal personnel costs related to additional research and development headcount and an increase of $2.9 million in external costs related to the MM-120 research program. These increases were partially offset by a decrease of external costs related to the MM-110 research program of $3.7 million.

General and Administrative

General and administrative expenses were $9.2 million for the three months ended September 30, 2022, compared to $8.2 million for the three months ended September 30, 2021, an increase of $1.0 million. The increase was primarily related to issuance costs related to the Company's 2022 USD Financing Warrants that were issued as part of the Company's public equity offering which closed during the quarter. For the nine months ended September 30, 2022, general and administrative expenses were $25.1 million, compared to $52.4 million for the nine months ended September 30, 2021, a decrease of $27.3 million. The decrease was primarily due to a decrease of $26.4 million in non-cash stock-based compensation expenses relating to the modification of stock option awards and RSUs recorded during the nine months ended September 30, 2021.

Other Income/(Expense)

Interest Income/(Expense), Net

Interest income (expense), net increased by approximately $0.4 million and $0.7 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. This was primarily due to our investment in cash equivalents during 2022.

Foreign Exchange Gain, Net

Foreign exchange increased by a nominal amount for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Other Income/(Expense)

Other income decreased by a nominal amount for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, primarily due to a cessation of sales of branded merchandise.

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

On January 7, 2021, we completed a bought deal financing resulting in the issuance of 1,395,333 units of the Company at a price per unit of CAD$66.00 ($52.05) for gross proceeds of $72.6 million. Each unit comprised one Common Share of the Company and one-half of one Common Share financing warrant (each whole warrant, a “January Warrant”). Each January Warrant entitles the holder thereof to purchase one Common Share at an exercise price of CAD$86.25 ($67.95) until January 7, 2024. Also, in connection with this transaction, the Company issued 83,720 compensation warrants to its underwriter.

On March 9, 2021, we completed a private placement bought deal financing resulting in the issuance of 400,000 units of the Company at a price per unit of CAD$48.75 ($38.55) for gross proceeds of $15.4 million. Each unit was comprised of one Common Share of the Company and one-half of one Common Share financing warrant (each whole warrant, a “March Warrant”). Each March Warrant entitles the holder thereof to purchase one Common Share at an exercise price of CAD$66.00 ($52.20) until March 9, 2024. Also, in connection with this transaction, the Company issued 24,000 compensation warrants to its underwriter.

Our cash and cash equivalents and working capital as of September 30, 2022 was $154.5 million and 130.5 million, respectively.

Shelf Registration and At-The-Market Facility

On May 4, 2022, we filed the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement Sales Agents, pursuant to which we may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under the ATM. Pursuant to the ATM, we will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. We are not obligated to make any sales of Common Shares under the ATM. As of September 30, 2022 we sold 1,955,548 Common Shares for net proceeds of $30.2 million under the ATM.

Common Share and Warrant Public Offering

On September 30, 2022, we closed an underwritten public offering of 7,058,823 Common Shares and 2022 USD Financing Warrants to purchase 7,058,823 Common Shares at a combined offering price of $4.25, for gross proceeds of $30.0 million and net proceeds of $27.5 million after deducting underwriting discounts and commissions and offering costs. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments and will expire on September 30, 2027.

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
•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our development, manufacturing and commercialization efforts and our operations as a public company.

We expect our current cash and cash equivalents will be sufficient to fund our current 2022 and 2023 operating plan and will extend our cash runway into first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(37,290)	$(37,991)
Net cash used in investing activities	—	(410)
Net cash provided by financing activities	58,635	98,697
Foreign exchange impact on cash and cash equivalents	(365)	5,529
Net increase in cash and cash equivalents	$20,980	$65,825

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was $37.3 million, which consisted of a net loss of $51.9 million, partially offset by $16.3 million in non-cash charges and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $12.3 million, amortization of intangible assets of $2.4 million, and issuance costs on liability classified warrants of $1.5 million.

Cash used in operating activities for the nine months ended September 30, 2021 was $38.0 million, which consisted of a net loss of $76.2 million, partially offset by $40.2 million in non-cash charges and a net change of $2.0 million in our net operating assets and liabilities. The non-cash charges primarily consisted of share-based payments.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2021 was $0.4 million, which consisted of cash paid for the acquisition of HealthMode, net of cash acquired.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $58.6 million, which consisted of the net proceeds of $41.6 million from the issuance of common shares, net of issuance costs, proceeds of $17.7 million from the issuance of warrants, the proceeds of $0.7 million from exercise of warrants, and proceeds of $0.2 million from exercise of options, partially offset by $1.2 million payment of warrant issuance costs and $0.4 million of withholding taxes paid on vested RSUs.

Cash provided by financing activities for the nine months ended September 30, 2021 was $98.7 million, which consisted of the net proceeds of $81.9 million from the issuance of common shares and warrants, net of issuance costs, the proceeds of $11.2 million from exercise of warrants, and proceeds of $5.6 million from exercise of options.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as at September 30, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and judgments include, but are not limited to, research and development tax credits recoverable, research and development expenses, and share-based compensation. Accordingly, actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares on a fully converted basis as at September 30, 2022 was as follows:

Number of Common Share Equivalents
Common Shares	37,541,115
Stock Options	2,364,013
Restricted Share Units	1,082,669
Compensation Warrants	125,890
Financing Warrants	1,286,282
2022 USD Financing Warrants	7,058,823
Total - September 30, 2022	49,458,792

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

Inflation risk

Inflation has increased during the periods covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. We do not believe that inflation has had a material impact on our financial position or results of operations to date. We will continue to monitor the potential impact of inflation in the near future (especially if inflation rates continue to rise) due to consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, employee availability and wage increases.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer and Vice President, Corporate Controller and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Accounting Principal Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer, Chief Financial Officer, and Vice President, Corporate Controller and Principal Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2021 Annual Report. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

We are a clinical-stage brain health care company and have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements and offerings of our Common Shares in 2020 and 2021. We incurred net loss of $16.5 million and $17.2 million for the three months ended September 30, 2022 and 2021, respectively, and $51.9 million and $76.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $189.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

On May 27, 2022, we received a letter from the staff of Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our Common Shares had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until November 23, 2022, to regain compliance with Nasdaq’s bid price requirement. If, at any time before November 23, 2022, the bid price for our Common Shares closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules.

Our Board approved a reverse split of our Common Shares on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of our Common Shares above the minimum bid price requirement under the Nasdaq Listing Rules. On September 13, 2022, following the completion of the August Share Split, the Company received a notice from the Nasdaq Listing Qualifications Office indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

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

Information that is published by third parties, including blogs, articles, message boards and social and other media, has in the past and may in the future include statements not attributable to us and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. For example, we are aware of disputes amongst individuals and entities formerly involved with our company, including a lawsuit brought against Stephen Hurst, a former executive and director of the Company, and others. Though we are not party to this litigation, there can be no assurance that our business, reputation, share price or operations will not be negatively impacted by such disputes or any negative publicity surrounding such disputes. You should read carefully, evaluate and rely only on the information contained in this prospectus supplement, the accompanying prospectus or any applicable free writing prospectus filed with the SEC in determining whether to purchase our securities. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Shares, which could cause losses to your investments.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our share price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common shares or other securities or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. In August 2022 and October 2022, we received letters from a group of shareholders of the Company that suggested certain governance and strategic changes, and have engaged in discussions with these and other shareholders from time to time. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert managements and the Board’s attention and resources from our business. Further, a future proxy contest, unsolicited takeover proposal, or other shareholder activism relating to the election of directors or other matters would most likely result in significant legal fees and proxy solicitation expenses and require significant time and attention. Even if not formally launched, the potential of a proxy contest, unsolicited takeover proposal, or other shareholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

New Executive Employment Agreements

On November [9], 2022, Mind Medicine (MindMed) Inc. (the “Company”) and its subsidiaries entered into executive employment agreements (each an “Employment Agreement” and together the “Employment Agreements”) for the following executive officers: (i) Robert Barrow, Chief Executive Officer, (ii) Schond Greenway, Chief Financial Officer, (iii) Dr. Daniel Karlin, Chief Medical Officer, and (iv) Dr. Miri Halperin Wernli, Executive President. Each of Mr. Barrow, Mr. Greenway, Dr. Karlin and

Dr. Halperin Wernli also entered into a standard proprietary information and invention assignment agreement with the Company. The following paragraphs provide a summary of the Employment Agreements.

Employment Agreement with Robert Barrow

Under the terms of Mr. Barrow’s Employment Agreement (the “CEO Employment Agreement”), his annual base salary is $565,000 and Mr. Barrow is eligible for a discretionary annual cash bonus with a target of fifty percent (50%) (the “Annual Bonus”) of Mr. Barrow’s then-current base salary (the “CEO Target Amount”). Under the CEO Employment Agreement, Mr. Barrow’s eligibility for the Annual Bonus will be based upon the Company’s board of directors (the “Board”) assessment of the attainment of individual and corporate performance goals as determined by the Board in its sole discretion.

Pursuant to the terms of the CEO Employment Agreement, Mr. Barrow’s employment is at will and may be terminated at any time by the Company. If Mr. Barrow’s employment is terminated by the Company without Cause (as defined in the CEO Employment Agreement) or by Mr. Barrow for Good Reason (as defined in the CEO Employment Agreement) in either case not in connection with a Change in Control ((as defined in the Mind Medicine (MindMed) Inc. Stock Option Plan ), then Mr. Barrow would be eligible to receive the following severance benefits, less applicable tax withholding (the “Non-CIC Severance Benefits”):

•
payment of his then-current base salary in accordance with normal payroll procedures for 12 months;
•
payment or reimbursement of continued health coverage for Mr. Barrow and his dependents under COBRA for up to 12 months; and
•
if the termination or resignation occurs after the completion of the Company’s fiscal year, but before any bonuses are paid for such fiscal year, Mr. Barrow will be eligible for a bonus for the completed fiscal year, dependent upon the actual achievement of the applicable individual and corporate performance goals, as determined by the Board in its reasonable discretion.

Under the CEO Employment Agreement, if Mr. Barrow’s employment is terminated by the Company without Cause or if Mr. Barrow resigns for Good Reason, in either case within 12 months following the effective date of a Change in Control, then Mr. Barrow would be entitled to the following severance benefits, less applicable tax withholding (the “CIC Severance Benefits,” together with the Non-CIC Severance Benefits, the “Severance Benefits”):

•
payment of his then-current base salary in accordance with normal payroll procedures for 24 months;
•
payment or reimbursement of continued health coverage for Mr. Barrow and his dependents under COBRA for up to 24 months;
•
if the termination or resignation occurs after the completion of the Company’s fiscal year, but before any bonuses are paid, a lump sum cash payment of 100% of the CEO Target Amount for the year in which the termination occurs; and
•
the vesting and exercisability of all outstanding equity awards held by Mr. Barrow immediately prior to the termination date that are subject to time-based vesting requirements (if any) will be accelerated in full.

Payment of the Severance Benefits is subject to Mr. Barrow signing and delivering to the Company a separation agreement containing a general release of claims in favor of the Company. Under the CEO Employment Agreement, if Mr. Barrow’s employment is terminated for Cause or Mr. Barrow resigns without Good Reason, Mr. Barrow will not receive any Severance Benefits.

Employment Agreement with Daniel Karlin

Dr. Karlin’s Employment Agreement (the “CMO Employment Agreement”) is substantially similar to the CEO Employment Agreement, except that:

•
Dr. Karlin’s base salary is $425,000;
•
Dr. Karlin’s annual target for his Annual Bonus is 40% of his then-current base salary (the “CMO Target Amount”);
•
if Dr. Karlin’s employment is terminated by the Company without Cause or Dr. Karlin resigns for Good Reason, in either case not in connection with a Change in Control, then Dr. Karlin is entitled to receive the same Non-CIC Severance Benefits as Mr. Barrow, but Dr. Karlin will receive payment of his then-current base salary for nine months and payment or reimbursement of continued health coverage for Dr. Karlin and his dependents under COBRA for up to nine months; and

•
if Dr. Karlin’s employment is terminated by the Company without Cause or if Dr. Karlin resigns for Good Reason, in either case within 12 months following the effective date of a Change in Control, Dr. Karlin is entitled to receive the same CIC Severance Benefits as Mr. Barrow, but Dr. Karlin will receive payment of his then-current base salary for 12 months; payment or reimbursement of continued health coverage for Dr. Karlin and his dependents under COBRA for up to 12 months; and, if the termination or resignation occurs after the completion of the Company’s fiscal year, but before any bonuses are paid, Dr. Karlin will receive a lump sum cash payment of 50% of the CMO Target Amount for the year in which the termination occurs.

Employment Agreement with Schond Greenway

Mr. Greenway’s Employment Agreement is substantially similar to the CMO Employment Agreement, except that Mr. Greenway’s base salary is $400,000.

Amended & Restated Employment Agreement with Dr. Miri Halperin Wernli

Dr. Halperin Wernli’s Amended & Restated Employment Agreement (the “EP Employment Agreement’) is substantially similar to the CMO Employment Agreement, except that (i) Dr. Halperin Wernli’s then-current base salary under her Severance Benefits will be paid as a lump sum and as Dr. Halperin Wernli’s agreement is governed by the laws of Switzerland, Dr. Halperin Wernli’s agreement is between herself and MindMed Discover, LLC, a Swiss subsidiary of the Company (the “Swiss Subsidiary”), and (i) Dr. Halperin Wernli’s employment is not at-will; however, either Dr. Halperin Wernli or the Swiss Subsidiary may terminate the employment relationship at any time, with or without Cause, subject to the severance protections included therein; (ii) Dr. Halperin Wernli is entitled to continue to participate in the Swiss Subsidiary’s Benefit Plans (as defined in the EP Employment Agreement) for a period of nine monthsas a Non-CIC Severance Benefit or twelve months as a CIC Severance Benefit;(iii) Dr. Halperin-Wernli is entitled to four (4) weeks’ paid vacation per year, and any accrued but unused vacation will be paid out at separation of employment; and (iv) the Swiss Subsidiary covers the costs of the Swiss health insurance of Dr. Halperin Wernli.

The foregoing descriptions of the Employment Agreements are not complete and are qualified in their entirety by reference to the Employment Agreements, which are filed as exhibits 10.1, 10.2, 10.3 and 10.4 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 3, 2021.	8-K	3.1	June 30, 2022	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010	10-K	3.2	March 28, 2022	001-40360
4.1	Form of Warrant	8-K	4.2	September 28, 2022	001-40360
10.1*#	Executive Employment Agreement Date as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Robert Barrow
10.2*#	Executive Employment Agreement Date as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Dr. Daniel Karlin
10.3*#	Executive Employment Agreement Date as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Dr. Miri Halperin Wernli
10.4*#	Executive Employment Agreement Date as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Schond Greenway
10.5*#	Executive Employment Agreement Date as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Carrie F. Liao
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2022.

Mind Medicine (MindMed) Inc.

Date: November 10, 2022	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: November 10, 2022	By:	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer

Date: November 10, 2022	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Vice President, Corporate Controller and Principal Accounting Officer