Form 10-Q
period 2023-03-31
Mind Medicine (MindMed) Inc.
filed 2023-05-04
CIK 1813814

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, the registrant had 38,595,310 Common Shares outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2023 (the “2022 Annual Report”) and in Part II, Item 1A in Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We may announce material business and financial information to our investors using our investor relations website (https://mindmed.co/investor-resources/). We therefore encourage investors and others interested in our company to review the information that we make available on our website. Our website and information included in or linked to our website are not part of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$129,409	$142,142
Prepaid and other current assets	3,004	3,913
Total current assets	132,413	146,055
Goodwill	19,918	19,918
Intangible assets, net	2,898	3,689
Other non-current assets	300	331
Total assets	$155,529	$169,993

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,320	$2,111
Accrued expenses	6,687	5,877
2022 USD Financing Warrants	15,089	9,904
Total current liabilities	24,096	17,892
Other liabilities, long-term	1,089	1,184
Total liabilities	25,185	19,076

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of March 31, 2023 and December 31, 2022; 38,290,111 and 37,979,136 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	348,986	344,758
Accumulated other comprehensive income	641	627
Accumulated deficit	(219,283)	(194,468)
Total shareholders' equity	130,344	150,917
Total liabilities and shareholders' equity	$155,529	$169,993

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$12,599	$10,241
General and administrative	8,263	8,264
Total operating expenses	20,862	18,505
Loss from operations	(20,862)	(18,505)
Other income/(expense):
Interest income/(expense), net	1,284	(27)
Foreign exchange (loss)/gain, net	(52)	45
Change in fair value of 2022 USD Financing Warrants	(5,185)	—
Other income	—	36
Total other income/(expense), net	(3,953)	54
Net loss	(24,815)	(18,451)
Other comprehensive loss
Gain/(loss) on foreign currency translation	14	(49)
Comprehensive loss	$(24,801)	$(18,500)
Net loss per common share, basic and diluted	$(0.65)	$(0.66)
Weighted-average common shares, basic and diluted	38,077,251	28,147,499

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2022	37,979,136	—	344,758	627	(194,468)	150,917
Issuance of common shares, net of share issuance costs	198,113	—	583	—	—	583
Vesting of restricted stock units	112,862	—	—	—	—	—
Stock-based compensation expense	—	—	3,645	—	—	3,645
Net loss and comprehensive loss	—	—	—	14	(24,815)	(24,801)
Balance, March 31, 2023	38,290,111	—	348,986	641	(219,283)	130,344

Balance, December 31, 2021	28,126,414	—	288,290	1,046	(137,672)	151,664
Exercise of warrants	12,523	—	118	—	—	118
Exercise of stock options	21,181	—	123	—	—	123
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	3,807	—	—	3,807
Net loss and comprehensive loss	—	—	—	(49)	(18,451)	(18,500)
Balance, March 31, 2022	28,160,118	$—	$291,931	$997	$(156,123)	$136,805

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(24,815)	$(18,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,750	3,792
Amortization of intangible assets	791	780
Non-cash lease expense	14	—
Change in fair value of 2022 USD Financing Warrants	5,185	—
Changes in operating assets and liabilities:
Prepaid and other current assets	909	922
Other noncurrent assets	18	—
Accounts payable	209	(843)
Accrued expenses	703	994
Other liabilities, long-term	(95)	(60)
Net cash used in operating activities	(13,331)	(12,866)
Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	583	—
Proceeds from exercise of warrants	—	118
Proceeds from exercise of options	—	123
Withholding taxes paid on vested restricted stock units	—	(407)
Net cash provided by/(used in) financing activities	583	(166)
Effect of exchange rate changes on cash	15	(35)
Net decrease in cash and cash equivalents	(12,733)	(13,067)
Cash and cash equivalents, beginning of year	142,142	133,539
Cash and cash equivalents, end of year	$129,409	$120,472

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

As of March 31, 2023, the Company had an accumulated deficit of $219.3 million. Through March 31, 2023, all the Company’s financial support has primarily been provided by proceeds from the issuance of Common Shares and warrants to purchase Common Shares.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023 (the “2022 Annual Report”). The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2022 and 2021, included in the 2022 Annual Report. Since the date of those financial statements, there have been no changes to its significant accounting policies, except as noted below.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”).

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

The Company’s Board approved a reverse share split of the Company’s common shares, no par value per share (the “Common Shares”) on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of the Company’s Common Shares above the minimum bid price requirement under the Nasdaq Listing Rules ("August Share Split"). No fractional Common Shares were issued as a result of the August Share Split. Each fractional Common Share remaining upon the August Share Split that was less than 1/2 of a Common Share was cancelled and each fractional Common Share that was at least 1/2 of a Common Share was changed to one whole Common Share. The August Share Split affected all Common Shares outstanding immediately prior to the effective time of the August Share Split, as well as the number of Common Shares available under the Company’s stock option plan and equity incentive plan. In addition, the August Share Split effected a reduction in the number of Common Shares issuable upon exercise of stock options, vesting of restricted share units and exercise of warrants outstanding immediately prior to the effectiveness of the August Share Split. All references to Common Shares, options to purchase Common Shares, share data, per share data, and related information in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the August Share Split for all periods presented.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of March 31, 2023, the Company’s cash equivalents consists of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $122.3 million as of March 31, 2023, and $131.7 million as of December 31, 2022.

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

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$122,262	$—	$—	$122,262
Financial liabilities:
Directors' Deferred Share Unit Liability	$229	$—	$—	$229
2022 USD Financing Warrant Liability	$—	$—	$15,089	$15,089
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$131,702	$—	$—	$131,702
Financial liabilities:
Directors' Deferred Share Unit Liability	$124	$—	$—	$124
2022 USD Financing Warrant Liability	$—	$—	$9,904	$9,904

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2023 and the year ended December 31, 2022.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase 7,058,823 Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2023	As of December 31, 2022
Share price	$3.17	$2.20
Expected volatility	96.67%	97.08%
Risk-free rate	3.59%	3.94%
Expected life	4.50 years	4.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the three months ended March 31, 2023, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three months ended March 31, 2023 and 2022.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			As of March 31, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(6,587)	$2,898
Total intangible assets, net		$9,485	$(6,587)	$2,898

			As of December 31, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(5,796)	$3,689
Total intangible assets, net		$9,485	$(5,796)	$3,689

Developed technology has a remaining useful life of 0.9 years. Amortization expense included in research and development expense was $0.8 million for both the three months ended March 31, 2023 and 2022.

5.
ACCRUED EXPENSES

At March 31, 2023 and December 31, 2022, accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$1,812	$3,198
Contribution payable	1,703	1,566
Accrued clinical and manufacturing costs	1,602	605
Professional services	1,406	436
Other payables	92	—
Lease liabilities	72	72
Total accrued expenses	$6,687	$5,877

6.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of March 31, 2023, the Company had issued and outstanding 38,290,111 Common Shares.

At-The-Market Facility

The Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the three months ended March 31, 2023, the Company sold 198,113 Common Shares for net proceeds of $0.6 million under the ATM. As of March 31, 2023, the Company may issue and sell Common Shares for an aggregate offering price of up to $67.3 million under the ATM.

7.
WARRANTS

Bought Deal Compensation and Financing Warrants

There was no activity associated with the Company's outstanding equity classified compensation and financing warrants for the three months ended March 31, 2023.

2022 USD Financing Warrants

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 Common Shares. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments and will expire on September 30, 2027.

There was no activity associated with the Company's outstanding liability classified 2022 USD Financing Warrants for the three months ended March 31, 2023.

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

Three Months Ended March 31, 2023
Balance at December 31, 2022	$9,904
Change in fair value of the warrant liability	5,185
Balance at March 31, 2023	$15,089

8.
STOCK-BASED COMPENSATION

Stock Incentive Plan

Effective March 13, 2023, the Company filed Form S-8 to amend the definition of "Market Value" under both the MindMed Stock Option Plan and the Performance and Restricted Share Unit Plan to be based upon the closing price of the Company's stock as traded on the Nasdaq Stock Exchange. This change is only applicable for equity compensation awards granted subsequent to the filing of the Form S-8. Accordingly, stock options granted after March 13, 2023 ("USD options") are denominated in USD, and the grant date fair value of restricted share units granted after March 13, 2023 ("USD RSUs") are denominated in USD. The fair value of both USD options and USD RSUs is based upon the closing price of the Company's stock as traded on the Nasdaq Stock Exchange.

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

The following table summarizes the Company’s stock option activity (excluding 63,600 USD options granted with an exercise price of $2.98):

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding at December 31, 2022	2,190,315	$24.29	4.1	$4,484
Issued	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(56,498)	16.52	—	—
Options outstanding at March 31, 2023	2,133,817	$24.50	4.0	$32,154
Options vested and exercisable at March 31, 2023	843,973	$26.43	3.1	$4,000

The expense recognized related to options during the three months ended March 31, 2023 was $1.7 million.

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

		(CAD$)		(USD$)
	Number of RSUs	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,522,792	1,522,792	$17.75	—	—
Granted	1,048,930	—	—	1,048,930	3.03
Vested and unissued	(118,844)	(118,844)	24.00	—	—
Cancelled	—	—	—	—	—
Balance at March 31, 2023	2,452,878	1,403,948	$17.22	1,048,930	$3.03

The expense recognized related to restricted share units ("RSUs") during the three months ended March 31, 2023 was $2.0 million.

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

For the three months ended March 31, 2023 stock-based compensation expense of a nominal amount was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were 99,260 DDSUs vested as of March 31, 2023. The liability associated with the outstanding vested DDSU’s was $0.2 million as of March 31, 2023 and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,809	$2,005
General and administrative	1,941	1,787
Total share-based compensation expense	$3,750	$3,792

As of March 31, 2023, there was approximately $14.3 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Company’s incentive plan that is expected to be recognized over a weighted average period of 2.4 years for CAD options, and 3.8 years for USD options. As of March 31, 2023, there was approximately $20.0 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the Company’s incentive plan that is expected to be recognized over a weighted average period of 2.5 years for CAD RSUs, and 4.0 years for USD RSUs.

9.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $33.6 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our 2022 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2022 Annual Report. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $24.8 million for the three months ended March 31, 2023, and $18.5 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $219.3 million and cash and cash equivalents of $129.4 million

During the three months ended March 31, 2023, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

Research & Development Program Update

In April 2023, our collaborators at the University Hospital Basel released positive topline data from a double-blind, investigator-initiated trial evaluating lysergide in the treatment of major depressive disorder (“MDD”). The topline data demonstrated significant, rapid, durable and beneficial effects of lysergide and its potential to mitigate symptoms of MDD. The high dose lysergide regimen in which patients received 100 µg at their first dosing day and 200 µg at their second dosing day (separated by four weeks) resulted in statistically and clinically significant improvements on the primary endpoint, which was the change in clinician-rated Inventory of Depressive Symptomatology (IDS-C) scores 6 weeks after the first administration as compared to control (whether or not the patient received a second administration). The control group in this study received a lower dose regimen of 25 µg on both treatment days. Patients in the high dose arm (n=28) demonstrated a least square mean change from baseline in IDS-C scores of -12.9 points compared to -3.6 points in the lower dose arm (n=27, p=0.02). The statistically significant benefit as measured by IDS-C was maintained up to 16 weeks after the first administration compared to placebo (p=0.008). Data from the secondary endpoints were also encouraging. The investigational drug was generally well-tolerated, as indicated by reported adverse events, changes in vital signs and laboratory values.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in generalized anxiety disorder (“GAD”), attention deficit hyperactivity disorder (“ADHD”), autism spectrum disorder (“ASD”) and other potential or future indications, including initiating additional and larger clinical trials.

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other administrative functions, professional services fees, advisory and professional service fees in connection with financing transactions, insurance expenses and allocated expenses.

We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to advance our research and development programs, grow our business and, if any of our product candidates receive marketing approval, commence commercialization activities. We also expect to incur additional costs related to public relations, printing and legal fees in connection with our ongoing proxy contest.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	$ Change	% Change
Operating expenses:
Research and development	$12,599	$10,241	$2,358	23%
General and administrative	8,263	8,264	(1)	—
Total operating expenses	20,862	18,505	2,357	13%
Loss from operations	(20,862)	(18,505)	(2,357)	13%
Other income/(expense):
Interest income/(expense), net	1,284	(27)	1,311	*
Foreign exchange gain/(loss), net	(52)	45	(97)	(216)%
Change in fair value of 2022 USD Financing Warrants	(5,185)	—	(5,185)	100%
Other income	—	36	(36)	(100)%
Total other income/(expense), net	(3,953)	54	(4,007)	*
Net loss	(24,815)	(18,451)	(6,364)	34%
Other comprehensive gain:
Gain/(loss) on foreign currency translation	14	(49)	63	129%
Comprehensive loss	$(24,801)	$(18,500)	$(6,301)	34%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	$ Change	% Change
External Costs
MM-120 program	$4,775	$1,862	$2,913	156%
MM-402 program	996	99	897	*
MM-110 program	17	682	(665)	(98)%
External R&D collaborations	302	1,224	(922)	(75)%
Preclinical and other programs	1,332	1,410	(78)	(6)%
Total external costs	7,422	5,277	2,145	41%
Internal Costs	5,177	4,964	213	4%
Total research and development expenses	$12,599	$10,241	$2,358	23%

* Represents a change greater than 300%

Research and development expenses increased by $2.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increases of $2.9 million in expenses related to clinical research for the MM-120 GAD study, $0.9 million in expenses related to our MM-402 program, and $0.2 million in internal personnel costs as a result of increasing research and development capacities, offset by a decrease of $0.7 million in expenses related to our MM-110 program, and a decrease of $0.9 million of expenses in connection with various external R&D collaborations.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 was consistent with the amount compared to the three months ended March 31, 2022. Consistent with the three months ended March 31, 2022, the Company continues to incur costs to support the growth of our business.

Other Income (Expense)

Interest Income (Expense), Net

Interest income, net increased by $1.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily due to interest earned on our cash and cash equivalents as a result of higher cash and cash equivalents and higher interest rates during the three months ended March 31, 2023.

Foreign Exchange Gain/(Loss), Net

Foreign exchange loss decreased by $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to unfavorable changes in foreign exchange rates during the three months ended March 31, 2023.

Other Income

Other income decreased by a nominal amount for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $5.2 million for the three months ended March 31, 2023. Loss on revaluation of the 2022 USD Financing Warrants liability consists of the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022. No liability classified warrants were outstanding during the three months ended March 31, 2022.

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

Our cash and cash equivalents and our working capital at March 31, 2023 was $129.4 million and $108.3 million, respectively.

The Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the three months ended March 31, 2023, the Company sold 198,113 Common Shares for net proceeds of $0.6 million under the ATM. As of March 31, 2023, the Company may issue and sell Common Shares for an aggregate offering price of up to $67.3 million under the ATM.

On September 30, 2022, we closed an underwritten public offering of 7,058,823 common shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 common shares at a combined offering price of $4.25 per common share, for net proceeds of $27.5 million. Each 2022 USD Financing Warrant is immediately exercisable for one common share at an initial exercise price of $4.25 per common share, subject to certain adjustments and will expire on September 30, 2027.

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

We expect our current cash and cash equivalents will be sufficient to fund our current operating plans into the first half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net cash used in operating activities	$(13,331)	$(12,866)
Net cash provided by/(used in) financing activities	583	(166)
Foreign exchange impact on cash	15	(35)
Net decrease in cash and cash equivalents	$(12,733)	$(13,067)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2023 was $13.3 million, which consisted of a net loss of $24.8 million, partially offset by $9.8 million in non-cash charges and a net change of $1.7 million in our net operating assets and liabilities. The non-cash charges consisted of a change in fair value on the 2022 USD Financing Warrants liability of $5.2 million, share-based payments of $3.8 million, and amortization of intangible assets of $0.8 million.

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

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was $0.6 million, which consisted of net proceeds from the issuance of common shares, net of issuance costs.

Cash used in financing activities for the three months ended March 31, 2022 was $0.2 million, which consisted of the proceeds of $0.1 million from exercise of warrants, and proceeds of $0.1 million from exercise of options, offset by $0.4 million of withholding taxes paid on vested restricted stock units.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2022 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

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

Fully Diluted Share Capital

The number of issued and outstanding common shares on a fully converted basis as at March 31, 2023 was as follows:

Number of Common Share Equivalents
Common Shares	38,290,111
Stock Options	2,197,417
Restricted Stock Units	2,501,799
Compensation Warrants	125,890
Financing Warrants	1,286,282
2022 USD Financing Warrants	7,058,823
Total - March 31, 2023	51,460,322

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are permitted to omit information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our 2022 Annual Report. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our 2022 Annual Report.

Our business, financial condition and operating results could be negatively affected as a result of the pending proxy contest or other actions by shareholders.

A group of Company shareholders (the “Nominating Group”) has notified us of their intention to nominate four director candidates for election to our six-member board of directors at the 2023 AGM and wage a proxy contest in support of their candidates and in opposition to four of our candidates.

Responding to proxy contests and other actions by the Nominating Group or other such shareholders can be costly and time-consuming, and could divert the attention of our Board and management team from the management of our operations and the pursuit of our business strategies. A proxy contest, by the Nominating Group or any other shareholder, and any potential related litigation could have a material adverse effect on us for the following reasons:

•
Such shareholders may attempt to effect changes in our governance and strategic direction or to acquire control over the Board or the Company. In particular, if the Nominating Group is successful in the current proxy contest, it may gain control of the Board.
•
While we welcome the opinions of all shareholders, responding to proxy contests and related litigation by shareholders is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance shareholder value.
•
Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may cause concern to our existing or potential collaboration partners, employees and shareholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and business partners.
•
Proxy contests and related litigation by shareholders could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, as altered on June 30, 2022.	10-K	3.2	March 9, 2023	001-40360
10.1#	Executive Employment Agreement, dated as of April 13, 2023 between Mind Medicine (MindMed) Inc. and Mark R. Sullivan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

+These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2023.

Mind Medicine (Mindmed) Inc,

Date: May 4, 2023	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: May 4, 2023	By:	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer

Date: May 4, 2023	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Chief Accounting Officer