Form 10-Q
period 2023-06-30
Mind Medicine (MindMed) Inc.
filed 2023-08-03
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, the registrant had 39,716,868 Common Shares outstanding.

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
•
actions of activist shareholders against us have been and could be disruptive and costly and may result in litigation and have an adverse effect on our business and stock price;
•
the impact of adverse global economic conditions, including public health crises (such as the COVID-19 pandemic), fluctuations in interest rates, supply-chain disruptions and inflation, on our financial condition and operations;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2023 (the “2022 Annual Report”) and in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$116,895	$142,142
Prepaid and other current assets	2,896	3,913
Total current assets	119,791	146,055
Goodwill	19,918	19,918
Intangible assets, net	2,108	3,689
Other non-current assets	268	331
Total assets	$142,085	$169,993

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,577	$2,111
Accrued expenses	9,950	5,877
2022 USD Financing Warrants	16,594	9,904
Total current liabilities	35,121	17,892
Other liabilities, long-term	992	1,184
Total liabilities	36,113	19,076

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of June 30, 2023 and December 31, 2022; 38,807,159 and 37,979,136 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	354,023	344,758
Accumulated other comprehensive income	362	627
Accumulated deficit	(248,413)	(194,468)
Total shareholders' equity	105,972	150,917
Total liabilities and shareholders' equity	$142,085	$169,993

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,777	$9,326	$27,375	$19,567
General and administrative	14,407	7,617	22,670	15,881
Total operating expenses	29,184	16,943	50,045	35,448
Loss from operations	(29,184)	(16,943)	(50,045)	(35,448)
Other income/(expense):
Interest income, net	1,311	82	2,595	83
Foreign exchange gain/(loss), net	247	(89)	195	(44)
Change in fair value of 2022 USD Financing Warrants	(1,504)	—	(6,690)	—
Other income/(expense)	—	(7)	—	1
Total other income/(expense), net	54	(14)	(3,900)	40
Net loss	(29,130)	(16,957)	(53,945)	(35,408)
Other comprehensive loss
Loss on foreign currency translation	(279)	(147)	(265)	(196)
Comprehensive loss	$(29,409)	$(17,104)	$(54,210)	$(35,604)
Net loss per common share, basic and diluted	$(0.76)	$(0.60)	$(1.41)	$(1.26)
Weighted-average common shares, basic and diluted	38,576,394	28,242,026	38,329,919	28,196,789

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited; in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2022	37,979,136	—	344,758	627	(194,468)	150,917
Issuance of common shares, net of share issuance costs	601,898	—	1,857	—	—	1,857
Vesting of restricted share units	226,125	—	—	—	—	—
Stock-based compensation expense	—	—	7,408	—	—	7,408
Net loss and comprehensive loss	—	—	—	(265)	(53,945)	(54,210)
Balance, June 30, 2023	38,807,159	—	354,023	362	(248,413)	105,972

Balance, December 31, 2021	28,126,414	—	288,290	1,046	(137,672)	151,664
Exercise of warrants	76,021	—	708	—	—	708
Exercise of stock options	29,514	—	164	—	—	164
Settlement of restricted share unit awards	213,999	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	7,979	—	—	7,979
Net loss and comprehensive loss	—	—	—	(196)	(35,408)	(35,604)
Balance, June 30, 2022	28,445,948	$—	$296,734	$850	$(173,080)	$124,504

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, March 31, 2023	38,290,111	—	348,986	641	(219,283)	130,344
Issuance of common shares, net of share issuance costs	403,785	—	1,274	—	—	1,274
Vesting of restricted share units	113,263	—	—	—	—	—
Stock-based compensation expense	—	—	3,763	—	—	3,763
Net loss and comprehensive loss	—	—	—	(279)	(29,130)	(29,409)
Balance June 30, 2023	38,807,159	—	354,023	362	(248,413)	105,972

Balance, March 31, 2022	28,160,118	—	291,931	997	(156,123)	136,805
Exercise of warrants	63,498	—	590	—	—	590
Exercise of stock options	8,333	—	41	—	—	41
Settlement of restricted share unit awards	213,999	—	—	—	—	—
Stock-based compensation expense	—	—	4,172	—	—	4,172
Net loss and comprehensive loss	—	—	—	(147)	(16,957)	(17,104)
Balance, June 30, 2022	28,445,948	$—	$296,734	$850	$(173,080)	$124,504

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,945)	$(35,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,592	8,045
Amortization of intangible assets	1,581	1,600
Unrealized foreign exchange gain	(337)	—
Non-cash lease expense	28	17
Change in fair value of 2022 USD Financing Warrants	6,690	—
Changes in operating assets and liabilities:
Prepaid and other current assets	1,017	541
Other noncurrent assets	35	—
Accounts payable	6,466	(3,429)
Accrued expenses	3,889	792
Other liabilities, long-term	(192)	(151)
Net cash used in operating activities	(27,176)	(27,993)
Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	1,857	—
Proceeds from exercise of warrants	—	708
Proceeds from exercise of options	—	123
Withholding taxes paid on vested restricted share units	—	(407)
Net cash provided by financing activities	1,857	424
Effect of exchange rate changes on cash	72	(229)
Net decrease in cash and cash equivalents	(25,247)	(27,798)
Cash and cash equivalents, beginning of year	142,142	133,539
Cash and cash equivalents, end of year	$116,895	$105,741

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

As of June 30, 2023, the Company had an accumulated deficit of $248.4 million. Through June 30, 2023, all the Company’s financial support has primarily been provided by proceeds from the issuance of Common Shares and warrants to purchase Common Shares.

As the Company continues its expansion, it may seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these financial statements.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an initial public offering or such earlier time that it is no longer an EGC.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023 (the “2022 Annual Report”). The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2022 and 2021, included in the 2022 Annual Report. Since the date of those financial statements, there have been no changes to its significant accounting policies.

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

The Company’s Board of Directors approved a reverse share split of the Company’s common shares, no par value per share (the “Common Shares”) on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of the Company’s Common Shares above the minimum bid price requirement under the Nasdaq Listing Rules ("2022 Share Split"). No fractional Common Shares were issued as a result of the 2022 Share Split. Each fractional Common Share remaining upon the 2022 Share Split that was less than 1/2 of a Common Share was cancelled and each fractional Common Share that was at least 1/2 of a Common Share was changed to one whole Common Share. The 2022 Share Split affected all Common Shares outstanding immediately prior to the effective time of the 2022 Share Split, as well as the number of Common Shares available under the Company’s stock option plan and equity incentive plan. In addition, the 2022 Share Split effected a reduction in the number of Common Shares issuable upon exercise of stock options, vesting of restricted share units and exercise of warrants outstanding immediately prior to the effectiveness of the 2022 Share Split. All references to Common Shares, options to purchase Common Shares, share data, per share data, and related information in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the 2022 Share Split for all periods presented.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company's functional currency is the Canadian dollar (“CAD”). The local currency of the Company’s foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates and the parent entity are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate.

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of June 30, 2023, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $110.7 million as of June 30, 2023, and $131.7 million as of December 31, 2022.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$110,650	$—	$—	$110,650
Financial liabilities:
Directors' Deferred Share Unit Liability	$308	$—	$—	$308
2022 USD Financing Warrant Liability	$—	$—	$16,594	$16,594
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$131,702	$—	$—	$131,702
Financial liabilities:
Directors' Deferred Share Unit Liability	$124	$—	$—	$124
2022 USD Financing Warrant Liability	$—	$—	$9,904	$9,904

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2023 and the year ended December 31, 2022.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase 7,058,823 Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of June 30, 2023	As of December 31, 2022
Share price	$3.57	$2.20
Expected volatility	92.18%	97.08%
Risk-free rate	4.18%	3.94%
Expected life	4.25 years	4.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the six months ended June 30, 2023, the Company made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and six months ended June 30, 2023 and 2022.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			As of June 30, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(7,377)	$2,108
Total intangible assets, net		$9,485	$(7,377)	$2,108

			As of December 31, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(5,796)	$3,689
Total intangible assets, net		$9,485	$(5,796)	$3,689

As of June 30, 2023, developed technology has a remaining useful life of 0.7 years. Amortization expense included in research and development expense was $0.8 million for both the three months ended June 30, 2023 and 2022, and $1.6 million for both the six months ended June 30, 2023 and 2022.

5.
ACCRUED EXPENSES

At June 30, 2023 and December 31, 2022, accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical and manufacturing costs	$3,258	$605
Accrued compensation	2,818	3,198
Professional services	1,868	436
Contribution payable	1,841	1,566
Other payables	90	—
Lease liabilities	75	72
Total accrued expenses	$9,950	$5,877

As of June 30, 2023, the Company included $1.0 million within accrued clinical and manufacturing costs as a component of accrued expenses in relation to a licensing agreement with Catalent. According to the agreement, Catalent granted to the Company an exclusive license to use their Zydis technology in the development of MM-120. Under the agreement, the Company is wholly responsible for development and commercialization of licensed products. Pursuant to the agreement, the Company will be obligated to make payments to Catalent upon the achievement of future milestones and a single digit royalty upon commercialization.

6.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of June 30, 2023, the Company had issued and outstanding 38,807,159 Common Shares.

At-The-Market Facility

The Company may issue and sell Common Shares under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the three and six months ended June 30, 2023, the Company sold 403,785 and 601,898 Common Shares for net proceeds of $1.3 million and $1.9 million under the ATM, respectively. As of June 30, 2023, the Company had raised an aggregate of $34.0 million under the ATM and may raise up to an additional $66.0 million.

7.
WARRANTS

Bought Deal Compensation and Financing Warrants

There was no activity associated with the Company's outstanding equity classified as bought-deal compensation and financing warrants for the six months ended June 30, 2023.

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

There was no activity associated with the Company's outstanding liability classified as 2022 USD Financing Warrants for the six months ended June 30, 2023.

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss. The Company recognized a loss relating to the change in fair value of the warrant liability of $1.5 million and $6.7 million for the three months and six months ended June 30, 2023, respectively.

As of June 30, 2023
Balance at December 31, 2022	$9,904
Change in fair value of the warrant liability	6,690
Balance at June 30, 2023	$16,594

8.
STOCK-BASED COMPENSATION

Stock Incentive Plan

Effective March 7, 2023, the Company amended the definition of "Market Value" under both the MindMed Stock Option Plan (the “Plan”) and the Performance and Restricted Share Unit Plan (the “RSU Plan”) to be based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market (the “Amendments”). This change is only applicable for equity compensation awards granted subsequent to the Amendments. Accordingly, stock options granted after March 7, 2023 ("USD options") are denominated in USD, and the grant date fair value of restricted share units granted after March 7, 2023 ("USD RSUs") is denominated in USD. The fair value of both USD options and USD RSUs is based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Exchange.

2020 Plan

On February 27, 2020, the Company adopted the Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The Plan was approved by the shareholders as part of the terms of an arrangement agreement (the “Arrangement”) entered into by the Company on October 15, 2019 in connection with the completion of its reverse acquisition, which completed on February 27, 2020 (the “Transaction”). The Company is authorized to issue 15% of the Company’s outstanding Common Shares under the terms of the Plan.

The following table summarizes the Company’s stock option activity (excluding 178,006 USD options granted with an average exercise price of $3.38):

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding at December 31, 2022	2,190,315	$24.29	4.1	$4,484
Issued	—	—	—	—
Exercised	—	—	—	—
Forfeited	(10,137)	$25.43	—	—
Expired	(56,496)	$16.51	—	—
Options outstanding at June 30, 2023	2,123,682	$24.49	3.7	$43,161
Options vested and exercisable at June 30, 2023	1,042,480	$25.43	3.1	$4,398

The expense recognized related to options was $1.6 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

Restricted Share Units

The Company adopted the RSU Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The RSU Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The RSU Plan was approved by the shareholders as part of the Arrangement. The fair value has been estimated based on the closing price of the Common Shares on the day prior to the grant.

		(CAD$)		(USD$)
	Number of RSUs	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,522,793	1,522,793	$17.75	—	—
Granted	1,454,965	—	—	1,454,965	$3.12
Vested and unissued	(345,224)	(282,726)	$20.84	(62,498)	$3.03
Cancelled	(14,174)	(14,174)	$16.94	—	—
Balance at June 30, 2023	2,618,360	1,225,893	$17.04	1,392,467	$3.12

The expense recognized related to restricted share units was $2.1 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively.

Directors' Deferred Share Unit Plan

2021 Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSU's which are cash settled awards. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the Company’s Directors’ Deferred Share Unit Plan to be based upon the closing price of the Company’s Common Shares as traded on the Nasdaq Stock Market. This change is only applicable for Directors Deferred Share Units (“DDSUs”) granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Common Share on the Nasdaq Stock Market for the five business days immediately preceding the valuation date. The DDSU's generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

For the three and six months ended June 30, 2023, stock-based compensation expense of a nominal amount was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. There were 61,558 DDSUs vested as of June 30, 2023. The liability associated with the outstanding vested DDSU’s was $0.3 million as of June 30, 2023 and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,769	$1,779	$3,579	$3,784
General and administrative	2,073	2,474	4,013	4,261
Total share-based compensation expense	$3,842	$4,253	$7,592	$8,045

As of June 30, 2023, there was approximately $12.8 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Plan that is expected to be recognized over a weighted average period of 2.2 years for both CAD options and USD options. As of June 30, 2023, there was approximately $19.1 million of total unrecognized stock-based compensation expense, related to restricted share units granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 2.2 years for CAD RSUs, and 3.6 years for USD RSUs.

9.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $37.9 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $29.1 million and $17.0 million for the three months ended June 30, 2023 and 2022, respectively, and $53.9 million and $35.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $248.4 million and cash and cash equivalents of $116.9 million.

During the six months ended June 30, 2023, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

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

In May 2023, we announced that our Phase 2b study evaluating MM-120 (lysergide D-tartrate) for generalized anxiety disorder (“GAD”) is over 50% enrolled. We plan to enroll a total of up to 200 participants who will receive a single administration of 25 µg, 50 µg, 100 µg or 200 µg of MM-120 or placebo. Topline results are expected to be announced in late 2023.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD, attention deficit hyperactivity disorder (“ADHD”), autism spectrum disorder (“ASD”) and other potential or future indications, including initiating additional and larger clinical trials.

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other administrative functions, professional services fees, advisory and professional service fees in connection with financing transactions, insurance expenses and allocated expenses. We also incurred additional costs related to public relations, printing and professional services fees in connection with our proxy contest.

We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to advance our research and development programs, grow our business and, if any of our product candidates receive marketing approval, commence commercialization activities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$14,777	$9,326	$5,451	58%	$27,375	$19,567	$7,808	40%
General and administrative	14,407	7,617	6,790	89%	22,670	15,881	6,789	43%
Total operating expenses	29,184	16,943	12,241	72%	50,045	35,448	14,597	41%
Loss from operations	(29,184)	(16,943)	(12,241)	72%	(50,045)	(35,448)	(14,597)	41%
Other income/(expense):
Interest income, net	1,311	82	1,229	*	2,595	83	2,512	*
Foreign exchange gain/(loss), net	247	(89)	336	*	195	(44)	239	*
Change in fair value of 2022 USD Financing Warrants	(1,504)	—	(1,504)	100%	(6,690)	—	(6,690)	100%
Other income/(expense)	—	(7)	7	(100)%	—	1	(1)	(100)%
Total other income/(expense), net	54	(14)	68	*	(3,900)	40	(3,940)	*
Net loss	(29,130)	(16,957)	(12,173)	72%	(53,945)	(35,408)	(18,537)	52%
Other comprehensive loss:
Loss on foreign currency translation	(279)	(147)	(132)	(90)%	(265)	(196)	(69)	(35)%
Comprehensive loss	$(29,409)	$(17,104)	$(12,305)	72%	$(54,210)	$(35,604)	$(18,606)	52%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
External Costs
MM-120 program	$6,570	$2,212	$4,358	197%	$11,345	$4,074	$7,271	178%
MM-402 program	396	458	(62)	(14)%	1,393	557	836	150%
MM-110 program	14	502	(488)	(97)%	31	1,184	(1,153)	(97)%
External R&D collaborations	283	54	229	*	585	1,279	(694)	(54)%
Preclinical and other programs	2,251	1,412	839	59%	3,581	2,821	760	27%
Total external costs	9,514	4,638	4,876	105%	16,935	9,915	7,020	71%
Internal Costs	5,263	4,688	575	12%	10,440	9,652	788	8%
Total research and development expenses	$14,777	$9,326	$5,451	58%	$27,375	$19,567	$7,808	40%

* Represents a change greater than 300%

Research and development expenses increased by $5.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to increases of $4.4 million in expenses related to clinical research and product development for the MM-120 GAD study, $0.8 million in preclinical activities, $0.6 million in internal personnel costs as a result of increasing research and development capacities, and $0.2 million in connection with various external R&D collaborations, partially offset by a decrease of $0.5 million in expenses related to our MM-110 program, and a decrease of $0.1 million related to our MM-402 program.

Research and development expenses increased by $7.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to increases of $7.3 million in expenses related to clinical research and product development for the MM-120 GAD study, $0.8 million in expenses related to our MM-402 program, $0.8 million in internal personnel costs as a result of increasing research and development capacities, and $0.8 million in preclinical activities, offset by a decrease of $1.2 million in expenses related to our MM-110 program, and a decrease of $0.7 million of expenses in connection with various external R&D collaborations.

General and Administrative

General and administrative expenses increased by $6.8 million for both the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The increase was attributable to professional services fees and expenses related to our proxy contest in connection with our 2023 annual general meeting of shareholders, and additional costs to support the growth of our business.

Other Income (Expense)

Interest Income, Net

Interest income, net increased by $1.2 million and $2.5 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. This was primarily due to interest earned on our cash and cash equivalents as a result of higher cash and cash equivalents and higher interest rates during the three and six months ended June 30, 2023.

Foreign Exchange Gain, Net

Foreign exchange gain increased by $0.3 million and $0.2 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The increase was primarily due to favorable changes in foreign exchange rates during the three and six months ended June 30, 2023.

Other Income/(Expense)

Other income for the three and six months ended June 30, 2023 was consistent with the amount compared to the three and six months ended June 30, 2022, respectively.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $1.5 million and $6.7 million for the three and six months ended June 30, 2023, respectively. Loss on revaluation of the 2022 USD Financing Warrants liability consists of the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022. No liability classified warrants were outstanding during the six months ended June 30, 2022.

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

Our cash and cash equivalents and our working capital as of June 30, 2023 were $116.9 million and $84.7 million, respectively.

We may issue and sell Common Shares under an at-the-market offering program (the “ATM”). Pursuant to the ATM, we will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. We are not obligated to make any sales of its Common Shares under the ATM. During the three and six months ended June 30, 2023, we sold 403,785 and 601,898 Common Shares for net proceeds of $1.3 million and $1.9 million, respectively, under the ATM. As of June 30, 2023, we had raised an aggregate of $34.0 million under the ATM and may issue and sell Common Shares for an aggregate offering price of up to an additional $66.0 million.

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

Cash Flows

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net cash used in operating activities	$(27,176)	$(27,993)
Net cash provided by financing activities	1,857	424
Foreign exchange impact on cash	72	(229)
Net increase in cash	$(25,247)	$(27,798)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2023 was $27.2 million, which consisted of a net loss of $53.9 million, partially offset by $15.5 million in non-cash charges and a net change of $11.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $6.7 million, share-based payments of $7.6 million, and amortization of intangible assets of $1.6 million, partially offset by unrealized foreign exchange gain of $0.3 million.

Cash used in operating activities for the six months ended June 30, 2022 was $28.0 million, which consisted of a net loss of $35.4 million, partially offset by $9.7 million in non-cash charges and a net change of $2.2 million in our net operating assets and liabilities. The non-cash charges consisted of share-based payments of $8.0 million, and amortization of intangible assets of $1.6 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was $1.9 million, which consisted of net proceeds from the issuance of Common Shares under our ATM, net of issuance costs.

Cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million, which consisted of the proceeds of $0.7 million from exercise of warrants, and proceeds of $0.1 million from exercise of options, offset by $0.4 million of withholding taxes paid on vested restricted share units.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2022 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

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

Fully Diluted Share Capital

The number of issued and outstanding Common Shares on a fully converted basis as at June 30, 2023 was as follows:

Number of Common Share Equivalents
Common Shares	38,807,159
Stock Options	2,301,688
Restricted Share Units	2,780,467
Compensation Warrants	125,890
Financing Warrants	1,286,282
2022 USD Financing Warrants	7,058,823
Total - June 30, 2023	52,360,309

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are permitted to omit information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Scott Freeman and FCM Litigation. We are a plaintiff in a lawsuit we filed against Dr. Scott Freeman and FCM MM Holdings, LLC (together, the "Defendants") on July 26, 2023, alleging, among other things, breach by the Defendants of the non-disparagement and confidentiality provisions of the Separation Agreement dated August 31, 2020, between the Company and Dr. Freeman. This dispute is pending in the District Court of Clark County in Nevada. We are seeking permanent injunctive relief, as well as compensatory, punitive, and exemplary damages and attorneys’ fees.

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

Actions of activist shareholders against us have been and could be disruptive and costly, may cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and the board’s attention and resources, and may have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by activist shareholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, a group of Company shareholders nominated four director candidates for election to our six-member board of directors at the Company’s 2023 annual general meeting of shareholders, and waged a proxy contest in support of their candidates and in opposition to four of our director nominees. Future activist shareholder matters, including a proxy contest and potential related litigation, could have a material adverse effect on us for the following reasons:

•
Such shareholders may attempt to effect changes in our governance and strategic direction or to acquire control over the board of directors or the Company.
•
While we welcome the opinions of all shareholders, responding to proxy contests and related litigation by shareholders has been, and could be, costly and time-consuming, and could disrupt our operations, and divert the attention of our board of directors, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance shareholder value.
•
Perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business, instability or lack of continuity, which may cause concern to our existing or potential collaboration partners, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners any of which could adversely affect our business and operating results.
•
Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may harm our ability to attract new investors, and could cause our stock price to experience periods of volatility or stagnation based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of MM-120. We may enter into additional license agreements in the future. Our license agreement with Catalent imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for our product candidates.

We are a clinical-stage brain health care company and have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We incurred net losses of $29.1 million and $17.0 million for the three months ended June 30, 2023 and 2022, respectively, and $53.9 million and $35.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $248.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval, including our product candidates MM-120 and MM-402;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, as altered on June 30, 2022.	10-K	3.2	March 9, 2023	001-40360
10.1#	Executive Employment Agreement, dated as of April 13, 2023 between Mind Medicine (MindMed) Inc. and Mark R. Sullivan.	10-Q	10.1	May 4, 2023	001-40360
10.2*	Non-Employee Director Compensation Policy, amended as of June 8, 2023.
10.3*	Directors’ Deferred Share Unit Plan, amended as of June 8, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mind Medicine (MindMed) Inc.

Date: August 3, 2023	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: August 3, 2023	By:	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer

Date: August 3, 2023	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Chief Accounting Officer