Form 10-Q
period 2023-09-30
Mind Medicine (MindMed) Inc.
filed 2023-11-02
CIK 1813814

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Registrant’s telephone number, including area code: (212) 220-6633

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

As of October 19, 2023, the registrant had 40,094,708 Common Shares outstanding.

`

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM-120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate, and MM-402, also referred to as R(-)-MDMA (together, our “lead product candidates”), MM-110, or zolunicant, and any other product candidates (together with our lead product candidates, our “product candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our reliance on the success of our investigational MM-120 product candidate;
•
the timing, scope or likelihood of regulatory filings and approvals and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
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
•
legislative and regulatory developments in the United States, Canada, United Kingdom, and other jurisdictions;
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
•
our Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 9, 2023 (the “2022 Annual Report”) and in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$117,699	$142,142
Prepaid and other current assets	2,387	3,913
Total current assets	120,086	146,055
Goodwill	19,918	19,918
Intangible assets, net	1,317	3,689
Other non-current assets	229	331
Total assets	$141,550	$169,993

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,686	$2,111
Accrued expenses	9,957	5,877
2022 USD Financing Warrants	13,511	9,904
Total current liabilities	31,154	17,892
Credit facility, long-term	14,068	—
Other liabilities, long-term	349	1,184
Total liabilities	45,571	19,076

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of September 30, 2023 and December 31, 2022; 40,094,708 and 37,979,136 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	361,538	344,758
Accumulated other comprehensive income	777	627
Accumulated deficit	(266,336)	(194,468)
Total shareholders' equity	95,979	150,917
Total liabilities and shareholders' equity	$141,550	$169,993

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,203	$7,772	$40,578	$27,339
General and administrative	8,413	9,211	31,083	25,092
Total operating expenses	21,616	16,983	71,661	52,431
Loss from operations	(21,616)	(16,983)	(71,661)	(52,431)
Other income/(expense):
Interest income, net	1,163	360	3,759	443
Foreign exchange (loss)/gain, net	(439)	138	(244)	94
Change in fair value of 2022 USD Financing Warrants	3,020	—	(3,671)	—
Other (expense)/income	(51)	—	(51)	1
Total other income/(expense), net	3,693	498	(207)	538
Net loss	(17,923)	(16,485)	(71,868)	(51,893)
Other comprehensive loss
Gain/(loss) on foreign currency translation	415	(107)	150	(303)
Comprehensive loss	$(17,508)	$(16,592)	$(71,718)	$(52,196)
Net loss per common share, basic and diluted	$(0.45)	$(0.56)	$(1.85)	$(1.82)
Weighted-average common shares, basic and diluted	39,720,007	29,296,333	38,798,374	28,566,161

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited; in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2022	37,979,136	$—	$344,758	$627	$(194,468)	$150,917
Issuance of common shares, net of share issuance costs	1,402,598	—	4,943	—	—	4,943
Vesting of restricted share units	672,641	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Exercise of stock options	13,333	—	49	—	—	49
Stock-based compensation expense	—	—	11,610	—	—	11,610
Net loss and comprehensive loss	—	—	—	150	(71,868)	(71,718)
Balance, September 30, 2023	40,094,708	$—	$361,538	$777	$(266,336)	$95,979

Balance, December 31, 2021	28,126,414	$—	$288,290	$1,046	$(137,672)	$151,664
Issuance of common shares and warrants, net of share issuance costs	9,014,371	—	41,350	—	—	41,350
Exercise of warrants	76,021	—	708	—	—	708
Exercise of stock options	38,276	—	206	—	—	206
Settlement of restricted share unit awards	286,033	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss and comprehensive loss	—	—	—	(303)	(51,893)	(52,196)
Balance, September 30, 2022	37,541,115	$—	$342,415	$743	$(189,565)	$153,593

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, June 30, 2023	38,807,159	$—	$354,023	$362	$(248,413)	$105,972
Issuance of common shares, net of share issuance costs	800,700	—	3,086	—	—	3,086
Vesting of restricted share units	446,516	—		—	—	—
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Exercise of stock options	13,333	—	49	—	—	49
Stock-based compensation expense	—	—	4,202	—	—	4,202
Net loss and comprehensive loss	—	—	—	415	(17,923)	(17,508)
Balance September 30, 2023	40,094,708	$—	$361,538	$777	$(266,336)	$95,979

Balance, June 30, 2022	28,445,948	$—	$296,734	$850	$(173,080)	$124,504
Issuance of common shares and warrants, net of share issuance costs	9,014,371	—	41,350	—	—	41,350
Exercise of stock options	8,762	—	42	—	—	42
Settlement of restricted share unit awards	72,034	—	—	—	—	—
Stock-based compensation expense	—	—	4,289	—	—	4,289
Net loss and comprehensive loss	—	—	—	(107)	(16,485)	(16,592)
Balance, September 30, 2022	37,541,115	$—	$342,415	$743	$(189,565)	$153,593

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(71,868)	$(51,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,818	12,331
Amortization of intangible assets	2,372	2,390
Change in fair value of 2022 USD Financing Warrants	3,671	—
Issuance costs on liability classified warrants	—	1,500
Other non-cash adjustments	128	30
Changes in operating assets and liabilities:
Prepaid and other current assets	1,575	1,837
Other noncurrent assets	60	—
Accounts payable	5,535	(3,329)
Accrued expenses	3,742	622
Other liabilities, long-term	(835)	(778)
Net cash used in operating activities	(43,802)	(37,290)
Cash flows from financing activities
Proceeds from credit facility	15,000	—
Payment of credit facility issuance costs	(802)	—
Proceeds from issuance of common shares, net of issuance costs	4,943	41,567
Proceeds from issuance of 2022 USD Financing Warrants	—	17,747
Payment of 2022 USD Financing Warrants issuance costs	—	(1,186)
Proceeds from exercise of warrants	114	708
Proceeds from exercise of options	—	206
Withholding taxes paid on vested restricted share units	—	(407)
Net cash provided by financing activities	19,255	58,635
Effect of exchange rate changes on cash	104	(365)
Net (decrease)/increase in cash and cash equivalents	(24,443)	20,980
Cash and cash equivalents, beginning of year	142,142	133,539
Cash and cash equivalents, end of year	$117,699	$154,519

Supplemental Noncash Disclosures
Unpaid issuance costs for credit facility	$170	$-
Conversion of 2022 USD Financing Warrants to common stock upon exercise of warrants	$64	$-
Proceeds from exercise of options in prepaid and other current assets	$49	$-
Unpaid issuance costs for common shares	$-	$217
Unpaid issuance costs for 2022 USD Financing Warrants	$-	$314
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$194

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.
DESCRIPTION OF THE BUSINESS

Mind Medicine (MindMed) Inc. (the “Company” or “MindMed”) is incorporated under the laws of the Province of British Columbia. Its wholly owned subsidiaries, Mind Medicine, Inc. (“MindMed US”), HealthMode Inc., MindMed Pty Ltd., and MindMed GmbH are incorporated in Delaware, Delaware, Australia and Switzerland respectively. MindMed US was incorporated on May 30, 2019.

MindMed is a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company’s mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM-120 and MM-402, the Company’s lead product candidates.

As of September 30, 2023, the Company had an accumulated deficit of $266.3 million. Through September 30, 2023, all the Company’s financial support has primarily been provided by proceeds from the issuance of the Company’s common shares (the “Common Shares”) and warrants to purchase Common Shares and the credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board ("FASB") standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an initial public offering or such earlier time that it is no longer an emerging growth company.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023 (the “2022 Annual Report”). The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2022 and 2021, included in the 2022 Annual Report. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification and as amended by Accounting Standards Updates of FASB.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of September 30, 2023, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $115.3 million as of September 30, 2023, and $131.7 million as of December 31, 2022.

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

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$115,339	$—	$—	$115,339
Financial liabilities:
Directors' Deferred Share Unit Liability	$284	$—	$—	$284
2022 USD Financing Warrant Liability	$—	$—	$13,511	$13,511
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$131,702	$—	$—	$131,702
Financial liabilities:
Directors' Deferred Share Unit Liability	$124	$—	$—	$124
2022 USD Financing Warrant Liability	$—	$—	$9,904	$9,904

The Company evaluates transfers between fair value levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2023 and the year ended December 31, 2022.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase 7,058,823 Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of September 30, 2023	As of December 31, 2022
Share price	$3.13	$2.20
Expected volatility	90.84%	97.08%
Risk-free rate	4.59%	3.94%
Expected life	4.00 years	4.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the nine months ended September 30, 2023, the Company made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and nine months ended September 30, 2023 and 2022.

Intangible assets, net

The following table summarizes the carrying value of the Company's intangible assets (in thousands):

			As of September 30, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(8,168)	$1,317
Total intangible assets, net		$9,485	$(8,168)	$1,317

			As of December 31, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(5,796)	$3,689
Total intangible assets, net		$9,485	$(5,796)	$3,689

As of September 30, 2023, developed technology has a remaining useful life of 0.4 years. Amortization expense included in research and development expense was $0.8 million for both the three months ended September 30, 2023 and 2022, and $2.4 million for both the nine months ended September 30, 2023 and 2022.

5.
ACCRUED EXPENSES

At September 30, 2023 and December 31, 2022, accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$3,502	$3,198
Accrued clinical and manufacturing costs	2,347	605
Contribution payable	2,540	1,566
Professional services	1,132	436
Other accruals	436	72
Total accrued expenses	$9,957	$5,877

6.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of September 30, 2023, the Company had issued and outstanding 40,094,708 Common Shares.

At-The-Market Facility

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the three and nine months ended September 30, 2023, the Company sold 800,700 and 1,402,598 Common Shares for net proceeds of $3.1 million and $5.0 million under the ATM, respectively. As of September 30, 2023, the Company had raised an aggregate of $37.2 million under the ATM and may raise up to an additional $62.8 million.

7.
WARRANTS

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in Canadian dollars (“CAD$”), with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”), and with each CAD Financing Warrant entitling the holder thereof to purchase a Common Share at a specified CAD$ exercise price. In connection with these equity offerings, the Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”), with each Compensation Warrant entitling the holder thereof to purchase one unit at a specified CAD$ price per CAD Compensation Warrant, and with each unit purchased thereunder entitling the holder thereof to one Common Share and one-half CAD Financing Warrant. The outstanding CAD Financing Warrants and the CAD Compensation Warrants expire at various dates through March 9, 2024. There was no activity associated with the Company's outstanding CAD Financing Warrants and CAD Compensation Warrants for the nine months ended September 30, 2023.

2022 USD Financing Warrants

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 Common Shares. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an exercise price of $4.25 per Common Share, subject to certain adjustments, and will expire on September 30, 2027.

The below table represents the activity associated with the Company's outstanding liability classified 2022 USD Financing Warrants for the nine months ended September 30, 2023:

2022 USD Financing Warrants
Balance at December 31, 2022	7,058,823
Issued	—
Exercised	(27,000)
Expired	—
Balance at September 30, 2023	7,031,823

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss. The Company recognized a gain relating to the change in fair value of the warrant liability of $3.0 million for the three months ended September 30, 2023, and a loss relating to the change in fair value of the warrant liability of $3.7 million for the nine months ended September 30, 2023.

As of September 30, 2023
Balance at December 31, 2022	$9,904
Warrant exercise	(64)
Change in fair value of the warrant liability	3,671
Balance at September 30, 2023	$13,511

8.
STOCK-BASED COMPENSATION

Stock Incentive Plans

Effective March 7, 2023, the Company amended the definition of "Market Value" under both the MindMed Stock Option Plan (the “Stock Option Plan”) and the Performance and Restricted Share Unit Plan (the “RSU Plan”) to be based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market (the “Amendments”). This change is only applicable for equity compensation awards granted subsequent to the Amendments. Accordingly, stock options granted after March 7, 2023 ("USD options") are denominated in USD, and the grant date fair value of restricted share units granted after March 7, 2023 ("USD RSUs") is denominated in USD. The fair value of both USD options and USD RSUs is based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market.

Stock Options

On February 27, 2020, the Company adopted the Stock Option Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Stock Option Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The Stock Option Plan was approved by the shareholders as part of the terms of an arrangement agreement (the “Arrangement”) entered into by the Company on October 15, 2019 in connection with the completion of its reverse acquisition, which completed on February 27, 2020 (the “Transaction”). The Company is authorized to issue 15% of the Company’s outstanding Common Shares under the terms of the Stock Option Plan.

The following table summarizes the Company’s stock option activity (excluding 178,006 USD options granted with an average exercise price of $3.38):

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding at December 31, 2022	2,190,315	$24.29	4.1	$4,484
Issued	—	—	—	—
Exercised	(13,333)	4.95	—	7,333
Forfeited	(21,246)	16.39	—	—
Expired	(99,454)	15.51	—	—
Options outstanding at September 30, 2023	2,056,282	$24.92	3.5	$24,960
Options vested and exercisable at September 30, 2023	1,134,101	$25.82	3.1	$1,453

The expense recognized related to options was $1.7 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

		(CAD$)		(USD$)
	Number of RSUs	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,522,793	1,522,793	$17.75	—	—
Granted	1,644,938	—	—	1,644,938	3.24
Vested, issued and unissued	(634,165)	(412,124)	20.35	(222,041)	3.54
Cancelled	(14,174)	(14,174)	3.20	—	—
Balance at September 30, 2023	2,519,392	1,096,495	$16.78	1,422,897	$3.20

The expense recognized related to restricted share units was $2.5 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and $6.6 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Directors' Deferred Share Unit Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSU's which are cash settled awards. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the DDSU Plan to be based upon the closing price of the Company’s Common Shares as traded on the Nasdaq Stock Market. This change is only applicable for Directors Deferred Share Units (“DDSUs”) granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Common Share on the Nasdaq Stock Market for the five business days immediately preceding the valuation date. The DDSU's generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

For the three and nine months ended September 30, 2023, stock-based compensation expense of a nominal amount was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023, the Company issued 13,131 DDSUs. There were 64,719 DDSUs vested as of September 30, 2023. The liability associated with the outstanding vested DDSU’s was $0.3 million as of September 30, 2023 and was recorded within accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,023	$1,424	$5,600	$5,208
General and administrative	2,203	2,862	6,218	7,123
Total stock-based compensation expense	$4,226	$4,286	$11,818	$12,331

As of September 30, 2023, there was approximately $11.0 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 2.0 years for CAD options, and 2.1 years for USD options. As of September 30, 2023, there was approximately $17.3 million of total unrecognized stock-based compensation expense, related to restricted share units granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 2.0 years for CAD RSUs, and 3.4 years for USD RSUs.

9.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $29.4 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

10.
CREDIT FACILITY

On August 11, 2023 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the "Lenders"), as administrative agent and Canadian collateral agent for the Lenders, and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (the “Term Loan”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders. On the Closing Date, the Company paid a facility fee of $0.3 million to K2HV.

The Term Loan matures on August 1, 2027, and the obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding intellectual property.

The Term Loan bears a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the prime rate as reported in The Wall Street Journal plus (b) 2.95%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Company.

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own shares and meets the conditions for equity classification.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of September 30, 2023.

The Company recorded $0.2 million in interest expense for the three and nine months ended September 30, 2023.

Future expected repayments of principal amount due on the credit facility as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$-
2024	-
2025	4,522
2026	6,026
2027	4,452
Total principal repayments	$15,000
Unamortized debt issuance costs	(932)
Total credit facility, non-current, net	$14,068

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

Our accounting policies in accordance with generally accepted accounting principles in the United States (U.S. GAAP”) are referred to in Note 2 of the Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2022 Annual Report. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

Overview

We are a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM-120 and MM-402, our lead product candidates.

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

Since inception, we have incurred losses while advancing the research and development of our product candidates and processes. Our net losses were $17.9 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively, and $71.9 million and $51.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $266.3 million and cash and cash equivalents of $117.7 million.

During the nine months ended September 30, 2023, we continued to enhance the resources it requires to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the nonclinical aspects of our activities. In addition, considerable effort was directed towards employing a successful financing strategy.

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

On August 3, 2023. we announced that, based on a review of the Company’s statistical assumptions, the target patient enrollment for our Phase 2b study evaluating MM-120 (lysergide D-tartrate) for generalized anxiety disorder (“GAD”) has been lowered from 200 to 180 participants while maintaining the statistical power (approximately 90%) to achieve the study’s objectives. However, on September 12, 2023, we announced that we had completed patient enrollment, with 198 patients having been enrolled in the study who received a single administration of 25 µg, 50 µg, 100 µg or 200 µg of MM-120 or placebo. Four-week primary endpoint topline results for the Phase 2b study are expected to be announced in the fourth quarter of 2023, with twelve-week topline results expected to be announced by the end of the first quarter of 2024.

In October 2023, we announced that the enrollment for our Phase 2a study evaluating MM-120 for attention deficit hyperactivity disorder (“ADHD”) is completed. This proof-of-concept trial for the treatment of ADHD is designed to assess the safety and efficacy of repeated low-dose MM-120 administration in 53 patients. Topline results for the Phase 2a study are expected to be released by the end of the first quarter of 2024.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD, ADHD, autism spectrum disorder (“ASD”) and other potential or future indications, including initiating additional and larger clinical trials.

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other administrative functions, professional services fees, advisory and professional service fees in connection with financing transactions, insurance expenses and allocated expenses. We also incurred additional costs related to public relations, printing and professional services fees in connection with the proxy contest in connection with our 2023 annual general meeting of shareholders.

We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to advance our research and development programs, grow our business and, if any of our product candidates receive marketing approval, commence commercialization activities.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$13,203	$7,772	$5,431	70%	$40,578	$27,339	$13,239	48%
General and administrative	8,413	9,211	(798)	(9)%	31,083	25,092	5,991	24%
Total operating expenses	21,616	16,983	4,633	27%	71,661	52,431	19,230	37%
Loss from operations	(21,616)	(16,983)	(4,633)	27%	(71,661)	(52,431)	(19,230)	37%
Other income/(expense):
Interest income, net	1,163	360	803	223%	3,759	443	3,316	*
Foreign exchange (loss)/gain, net	(439)	138	(577)	*	(244)	94	(338)	*
Change in fair value of 2022 USD Financing Warrants	3,020	—	3,020	100%	(3,671)	—	(3,671)	100%
Other (expense)/income	(51)	—	(51)	100%	(51)	1	(52)	*
Total other income/(expense), net	3,693	498	3,195	*	(207)	538	(745)	(138)%
Net loss	(17,923)	(16,485)	(1,438)	9%	(71,868)	(51,893)	(19,975)	38%
Other comprehensive loss:
Gain/(loss) on foreign currency translation	415	(107)	522	*	150	(303)	453	150%
Comprehensive loss	$(17,508)	$(16,592)	$(916)	6%	$(71,718)	$(52,196)	$(19,522)	37%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
External Costs
MM-120 program	$7,558	$1,175	$6,383	*	$18,903	$5,249	$13,654	260%
MM-402 program	327	775	(448)	(58)%	$1,719	1,332	387	29%
MM-110 program	8	208	(200)	(96)%	$38	1,393	(1,355)	(97)%
External R&D collaborations	108	328	(220)	(67)%	$693	1,607	(914)	(57)%
Preclinical and other programs	27	494	(467)	(95)%	3,610	3,307	303	9%
Total external costs	8,028	2,980	5,048	169%	24,963	12,888	12,075	94%
Internal Costs	5,175	4,792	383	8%	15,615	14,451	1,164	8%
Total research and development expenses	$13,203	$7,772	$5,431	70%	$40,578	$27,339	$13,239	48%

* Represents a change greater than 300%

Research and development expenses increased by $5.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to increases of $6.4 million in expenses related to clinical research and product development for the MM-120 GAD study and $0.4 million in internal personnel costs as a result of increasing research and development capacities, partially offset by a decrease of $0.4 million in expenses related to our MM-402 program, a decrease of $0.2 million related to our paused MM-110 program, a decrease of $0.5 million in preclinical activities, and $0.2 million in connection with various external research and development collaborations.

Research and development expenses increased by $13.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to increases of $13.7 million in expenses related to clinical research and product development for the MM-120 GAD study, $0.4 million in expenses related to our MM-402 program, $1.2 million in internal personnel costs as a result of increasing research and development capacities, and $0.3 million in preclinical activities, offset by a decrease of $1.4 million in expenses related to our paused MM-110 program and a decrease of $0.9 million of expenses in connection with various external research and development collaborations.

General and Administrative

General and administrative expenses decreased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily related to issuance costs related to the 2022 USD Financing Warrants that were issued as part of the Company's public equity offering which closed on September 30, 2022.

General and administrative expenses increased by $6.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was attributable to professional services fees and expenses related to the proxy contest in connection with our 2023 annual general meeting of shareholders and additional costs to support the growth of our business.

Other Income (Expense)

Interest Income, Net

Interest income, net increased by $0.8 million and $3.3 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. This was primarily due to interest earned on our cash and cash equivalents as a result of higher interest rates during the three and nine months ended September 30, 2023.

Foreign Exchange Gain/(Loss), Net

Foreign exchange loss increased by $0.6 million and $0.3 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily due to unfavorable changes in foreign exchange rates during the three and nine months ended September 30, 2023.

Other Income/(Expense)

Other income for the three and nine months ended September 30, 2023 was consistent with the amount compared to the three and nine months ended September 30, 2022, respectively.

Change in fair value of 2022 USD Financing Warrants

Revaluation gain on the 2022 USD Financing Warrants liability was $3.0 million for the three months ended September 30, 2023, and revaluation loss on the 2022 USD Financing Warrants liability was $3.7 million for the nine months ended September 30, 2023. Gain/loss on revaluation of the 2022 USD Financing Warrants liability consists of the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity and our Loan Agreement (as defined below). Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities. We have not earned any revenue or reached successful commercialization of our product candidates. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our product candidates. There can be no assurance that we will be successful in continuing to finance our operations.

Our cash and cash equivalents and our working capital as of September 30, 2023 were $117.7 million and $88.9 million, respectively.

On August 11, 2023 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

On September 30, 2022, we closed an underwritten public offering of 7,058,823 common shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 common shares at a combined offering price of $4.25 per common share, for net proceeds of $27.5 million. Each 2022 USD Financing Warrant is immediately exercisable for one common share at an exercise price of $4.25 per common share, subject to certain adjustments, and will expire on September 30, 2027.

On May 4, 2022, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which we may issue and sell common shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, we will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any common shares. We are not obligated to make any sales of its common shares under the ATM. During the three and nine months ended September 30, 2023, we sold 787,500 and 1,389,398 common shares for net proceeds of $3.1 million and $5.0 million, respectively, under the ATM. As of September 30, 2023, we had raised an aggregate of $37.2 million under the ATM and may issue and sell common shares for an aggregate offering price of up to an additional $62.8 million.

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

We expect our current cash and cash equivalents will be sufficient to fund our current operating plans into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net cash used in operating activities	$(43,802)	$(37,290)
Net cash provided by financing activities	19,255	58,635
Foreign exchange impact on cash	104	(365)
Net (decrease)/increase in cash	$(24,443)	$20,980

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023 was $43.8 million, which consisted of a net loss of $71.9 million, partially offset by $18.0 million in non-cash charges and a net change of $10.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $3.7 million, share-based payments of $11.8 million, and amortization of intangible assets of $2.4 million.

Cash used in operating activities for the nine months ended September 30, 2022 was $37.3 million, which consisted of a net loss of $51.9 million and a net change of $1.6 million in our net operating assets and liabilities, partially offset by $16.3 million in non-cash charges. The non-cash charges consisted of share-based payments of $12.3 million, amortization of intangible assets of $2.4 million, and issuance costs on liability classified warrants of $1.5 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $19.3 million, which consisted of proceeds of $15.0 million from the credit facility partially offset by $0.8 million payment of credit facility issuance costs, $5.0 million of net proceeds from the issuance of common shares under our ATM, net of issuance costs, and $0.1 million of proceeds from the exercise of the 2022 USD Financing Warrants.

Cash provided by financing activities for the nine months ended September 30, 2022 was $58.6 million, which consisted of the net proceeds of $41.6 million from the issuance of common shares, net of issuance costs, proceeds of $17.7 million from the issuance of the 2022 USD Financing Warrants, the proceeds of $0.7 million from exercise of warrants, and proceeds of $0.2 million from exercise of options, partially offset by $1.2 million payment of 2022 USD Financing Warrants issuance costs and $0.4 million of withholding taxes paid on vested RSUs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2023, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2022 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

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

Fully Diluted Share Capital

The number of issued and outstanding common shares on a fully converted basis at September 30, 2023 was as follows:

Number of Common Share Equivalents
Common Shares	40,094,708
Stock Options	2,234,288
Restricted Share Units	2,524,721
Compensation Warrants	125,890
Financing Warrants	1,286,282
2022 USD Financing Warrants	7,031,823
Total - September 30, 2023	53,297,712

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are permitted to omit information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Scott Freeman and FCM Litigation

Breach of Contract Lawsuit

We are a plaintiff in a lawsuit we filed against Dr. Scott Freeman and FCM MM Holdings, LLC on July 26, 2023, alleging, among other things, breach by Dr. Freeman and FCM MM Holdings, LLC of the non-disparagement and confidentiality provisions of the Separation Agreement dated August 31, 2020, between the Company and Dr. Freeman. This dispute is pending in the U.S., District Court for the District of Nevada. We are seeking permanent injunctive relief, as well as compensatory, punitive, and exemplary damages and attorneys’ fees.

Section 14(a) Lawsuit

On September 5, 2023, we filed a lawsuit in the Southern District of New York against Dr. Scott Freeman, Jake Freeman, Chad Boulanger, FCM MM Holdings, LLC and the other three FCM nominees Farzin Farzaneh, Vivek Jain and Alexander Wodka for violations of the federal securities laws governing proxy filings, primarily Section 14(a) of the Securities Exchange Act of 1934, as amended. We are seeking permanent injunctive relief and attorneys’ fees, as well as an award of damages sustained by us as a result of defendants’ actions, including expenses incurred in connection with the proxy contest caused by defendants’ material misstatements and omissions.

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

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In August 2023, we entered into the Loan Agreement. At closing we borrowed $15.0 million in the first tranche under the Loan Agreement and may borrow an additional $20.0 million based upon the achievement of certain time-based, clinical and regulatory milestones, and an additional $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, the Lenders could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We incurred net losses of $17.9 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively, and $71.9 million and $51.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $266.3 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2023, we had $117.7 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our operations into 2026. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, including if the U.S. government shuts down and the impacts of a shut down on the FDA or SEC, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the costs of training and certifying HCPs who are supporting or will support our clinical trials;
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

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, a shut down of the U.S. government could impact our ability to raise funds due to either delays or shutdown of the SEC or regulatory delays due to impacts on the FDA. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational product candidates or any future product candidate, or we may be unable to take advantage of future business opportunities. For example, in the third quarter of 2022, we paused the development of MM-110 subject to our receipt of non-dilutive sources of capital or collaborations with third parties. Changes in general market, economic, and political conditions could also adversely impact our ability to access capital as and when needed.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, in August 2023, we entered into the Loan Agreement, which contains affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issue Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, as altered on June 30, 2022.	10-K	3.2	March 9, 2023	001-40360
10.1	K2 HealthVentures LLC Loan and Security Agreement.	8-K	10.1	August 14, 2023	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mind Medicine (Mindmed) Inc,

Date: November 2, 2023	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: November 2, 2023	By:	/s/ Schond L. Greenway
Schond L. Greenway
Chief Financial Officer

Date: November 2, 2023	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Chief Accounting Officer