Form 10-K
period 2023-12-31
Mind Medicine (MindMed) Inc.
filed 2024-02-28
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant was $140.0 million based on the closing price of the Registrant's common shares, as reported by the Nasdaq Stock Market, on such date.

The number of the Registrant’s common shares outstanding as of February 7, 2024 was 41,334,307.

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate, MM402, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our reliance on the success of our investigational MM120 product candidate;
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
•
our ability to maintain effective patent rights and other intellectual property protection for our product candidates, and to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates;
•
infringement or alleged infringement on the intellectual property rights of third parties;
•
legislative and regulatory developments in the United States, including individual states, Canada, the United Kingdom, and other jurisdictions;

•
the effectiveness of our internal control over financial reporting;
•
actions of activist shareholders against us have been and could be disruptive and costly and may result in litigation and have an adverse effect on our business and stock price;
•
the impact of adverse global economic conditions, including public health crises (such as the COVID-19 pandemic), geopolitical conflicts, fluctuations in interest rates, supply-chain disruptions and inflation, on our financial condition and operations;
•
our Loan and Security Agreement (as defined herein) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. Management’s beliefs and assumptions, including the non-occurrence of the risks and uncertainties described in this Annual Report or other significant events occurring outside of our normal course of business, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements may turn out to be inaccurate. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website (https://ir.mindmed.co/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Annual Report.

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
•
Drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, which would mean that we would be unable to commercialize our product candidates on a timely basis or at all, which will adversely affect our business.
•
Our focus is on product candidates that are subject to controlled substance laws and regulations in the territories where the products are being developed and will be marketed, if approved, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition, both during clinical development and post approval, if any. In addition, the FDA and/or other regulatory bodies may require additional data, including with respect to abuse potential of our product candidates, before allowing us to commence a clinical trial or before approving any future marketing application we may submit.
•
Our product candidates are controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding controlled substances and psychedelics may negatively influence the success of our product candidates.
•
We may not achieve our publicly announced milestones according to schedule, or at all.
•
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those product candidates and decrease our ability to generate revenue.
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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including MM120 and MM402, our lead product candidates.

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder (“GAD”). We have also evaluated MM120 in a subperceptual repeat administration dosing regimen for the treatment of attention deficit hyperactivity disorder (“ADHD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety (“HAM-A”) rating scale compared to placebo at Week 4. In January 2024, we announced that our Phase 2a trial of MM120 in ADHD did not meet its primary endpoint. In conjunction with the findings from our clinical trial of MM120 in GAD, we believe that these results support the critical role of perceptual effects of MM120 in mediating a clinical response. We intend to work closely with the FDA to finalize our Phase 3 development program for MM120 in GAD. We plan to hold an End-of-Phase 2 meeting with the FDA in the first half of 2024 and expect to initiate Phase 3 clinical trials in the second half of 2024.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In the third quarter of 2022, our collaborator, University Hospital Basel (“UHB”) in Switzerland, began conducting a Phase 1 investigator-initiated trial (“IIT”) of R(-)-MDMA, S(+)-MDMA and R/S-MDMA in healthy volunteers to compare the tolerability, pharmacokinetics and acute subjective, physiological and endocrine effects of the three molecules. We anticipate topline results from UHB’s trial to be presented in the first half of 2024. In addition, we have initiated our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers in the fourth quarter of 2023. This Phase 1 clinical trial is intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402.

Additionally, we have evaluated MM110, 18-methoxycoronaridine (“18-MC”), a congener of ibogaine, for the treatment of opioid withdrawal. We completed a Phase 1 trial of MM110 in late 2021; however, in the third quarter of 2022, we suspended our MM110 program and determined that any further clinical development of MM110 will be subject to the receipt of additional non-dilutive capital and/or collaborations with third parties.

Beyond our clinical stage product candidates, we are pursuing a number of programs, primarily through external collaborations, through which we seek to expand our drug development pipeline and broaden the potential applications of our lead product candidates. These research and development programs include non-clinical, pre-clinical and human clinical trials and IITs of additional product candidates and research compounds with our collaborators. Our external research programs include a broad multi-year exclusive research partnership with UHB in Switzerland. Under the partnership, we have exclusive worldwide rights to data, compounds and patent rights associated with UHB’s research on lysergide and a number of additional compounds, including data from preclinical studies and clinical trials investigating the effects of lysergide in patient populations and healthy volunteers. We also have an ongoing partnership agreement with MindShift Compounds AG to develop next-generation compounds utilizing the molecular backbone of classical psychedelics and empathogens. In addition, we have in the past and will continue to engage in other relevant research collaborations to support our ongoing development efforts and potential additions to our pipeline. Our research partnerships and IITs facilitate the advancement of our early-stage pipeline and support the potential identification of product candidates for additional company-sponsored drug development programs.

Our drug development program is complemented by digital medicine projects to develop products intended to help facilitate the adoption and scalability of our product candidates, if and when they are approved. Our digital medicine projects and product roadmaps, and strategies, and investments are based on the projected development and commercialization strategies of our product candidates, with timelines and investments for each project contingent on the progression of the related drug program.

Our business is premised on a growing body of research supporting the use of novel psychoactive compounds to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved pursuant to the regulations of the FDA and the legislation in other jurisdictions. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying drugs according to current Good Manufacturing Practices (“cGMP”), and conducting all trials and development in accordance with the regulations of the FDA, and other legislation in other jurisdictions.

Our Strategy

Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We intend to accomplish our mission by leading in psychedelic research and development, commercialization and patient access. Key elements of our strategy are to:

•
advance our clinical pipeline and submit new drug applications (“NDAs”) to the FDA, and conduct pre-launch activities with respect to any of our product candidates that have been successfully developed;
•
commercialize any product candidates for which we obtain regulatory approval, including securing the manufacture of commercial supplies;
•
continue our research and development efforts to evaluate the potential for our product candidates to treat additional indications, including by exploring new formulations or new delivery methods;
•
identify new targets, and generate and test new compounds and product candidates, with a focus on indications where we believe we can make well-informed, rapid go/no-go decisions, with the goal of developing a diversified portfolio of product candidates with differentiated features;
•
evaluate the market potential and regulatory pathways for our product candidates in the United Kingdom (the “UK”), European Union (the “EU”), and other countries or regions outside the United States, and determine the best strategic and business opportunities to advance our product candidates in these markets;
•
develop digital medicine programs to complement our product candidates;
•
continue to build, maintain, defend, leverage and expand our intellectual property portfolio, including by utilizing the strengths of our scientific know-how to expand our portfolio of new chemical entities to lessen our long-term reliance on the success of any one program and to facilitate long-term growth; and
•
continue to explore opportunities to establish agreements or alliances with other pharmaceutical companies, at the appropriate time, where we believe a collaboration or other commercial agreement will add significant value to our efforts, including through capabilities, infrastructure, speed or financial contributions, or to acquire new compounds, product candidates or products if we believe such opportunities will help us achieve our goals or meet other strategic objectives.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

MM120 (Lysergide D-tartrate)

MM120, or lysergide D-tartrate, is our proprietary product candidate, a pharmaceutically optimized form of lysergide D-tartrate being developed for GAD and other brain health disorders. Lysergide was first synthesized in 1938 and its psychoactive properties were discovered in 1943. From 1949 to 1966, lysergide was used by psychiatrists and researchers to gain insights into the world of brain health and to assist psychotherapy. The precise mechanism by which lysergide modulates anxiety is still under investigation, but recent neuroimaging studies have provided a plausible explanation for clinical efficacy in this disease area. Lysergide decreases the functional integrity of brain networks and the separation between networks while also enhancing neurogeneration. At the whole-brain level, lysergide increases functional connectivity between various brain regions and increases measures of functional ‘brain entropy’ across many functional systems. This increase in connectivity between brain regions is correlated with ego dissolution and other aspects of the lysergide experience that are believed to contribute to subsequent and persistent improvements in psychological functioning. Acute and persistent reconfiguration of brain networks—particularly prefrontal and default mode network regions—by lysergide may represent systems-level mechanisms underlying its therapeutic effects in anxiety and other brain health disorders. Lysergide has been investigated for its applications in the treatment of anxiety associated with terminal cancer, alcohol use disorder, opioid use disorder, and depression, among other conditions.

GAD is a chronic, often debilitating mental health disorder that affects approximately 10% of U.S. adults in their lifetimes. Symptoms of GAD include excessive anxiety and worry that persists for over six months, which can lead to significant impairments in social, occupational and other functioning, according to the National Institute of Mental Health. While there is substantial diagnostic overlap between GAD, major depressive disorder (“MDD”), and other major brain health disorders, there has been very little innovation focused on the treatment of GAD in the past several decades due to the shift in focus from anxiety disorders, like GAD, toward depressive disorders, like MDD. Over the near-term, we intend to prioritize the clinical research program of MM120 in psychiatric disorders. Given the expansive body of evidence on the clinical effects of lysergide across multiple brain health disorders, at the appropriate time in the future we intend to explore indications in other disease areas, including potentially the treatment of MDD.

In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the HAM-A rating scale compared to placebo at Week 4. MM120 was administered as a single-dose in a monitored clinical setting with no additional therapeutic intervention. MM120 100 µg – the dose achieving the highest level of clinical activity – demonstrated a 7.6-point reduction compared to placebo at Week 4 (-21.3 MM120 vs. -13.7 placebo; p<0.0004; Cohen’s d=0.88). Clinical Global Impressions—Severity (“CGI-S”) scores on average improved from 4.8 to 2.4 in the 100 ug dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline’ at Week 4 (p<0.001). This clinical activity was observed to be rapid and durable beginning on Day 2 and continuing through Week 4 with no loss of activity observed on either HAM-A or CGI-S.

Additional secondary and exploratory endpoints included in the primary topline results included HAM-A response and remission rates and CGI-S scores. Clinical response (50% or greater improvement in HAM-A) at Week 4 was achieved in 78% of participants treated with MM120 (100 µg or 200 µg) compared to 31% for placebo. Clinical remission (HAM-A ≤ 7) at Week 4 was achieved in 50% of participants treated with MM120 100 µg compared to 18% for placebo. CGI-S scores demonstrated a statistically significant and clinically meaningful improvement compared to placebo in the 100 µg (p≤0.001) and 200 µg (p≤0.01) dose groups. On average, participants receiving MM120 (100 µg or 200 µg) experienced a 2-unit improvement in the CGI-S score at Week 4, with statistically significant improvements observed as early as one day after treatment and continuing at all evaluated timepoints through Week 4. We expect to present additional topline 12-week data from the trial in the first quarter of 2024 and to present full results at a scientific meeting in 2024.

MM120 was observed to be generally well tolerated, with mostly transient mild-to-moderate adverse events (“AEs”) that appear consistent with the pharmacodynamic effects of MM120. The overall four-week completion rate in the trial was approximately 90% and was 97.5% in the high dose groups, and no participants in the high dose groups discontinued due to an adverse event through Week 4. The most common adverse events (at least 10% incidence in the high dose groups) occurred on dosing day and included illusion, hallucinations, euphoric mood, anxiety, thinking abnormal, headache, paraesthesia, dizziness, tremor, nausea, vomiting, feeling abnormal, mydriasis and hyperhidrosis. No drug-related serious adverse events (“SAEs”) occurred during the trial.

We plan to hold an End-of-Phase 2 meeting with the FDA in the first half of 2024 and expect to initiate Phase 3 clinical trials in the second half of 2024.

In August 2023, we announced an exclusive licensing agreement with Catalent, Inc. (“Catalent”) for its patented Zydis® orally disintegrating tablet ("ODT") formulation technology for use with MM120. We are conducting a Phase 1 pharmacokinetics bridging study to support advancement of the MM120 ODT formulation, our intended commercial formulation of MM120, into pivotal clinical trials. We expect to share results from our Phase 1 bridging study in the first quarter of 2024. In addition, we have engaged Catalent for certain contract manufacturing and other services related to our planned MM120 Phase 3 clinical trials. On February 5, 2024, Catalent announced its pending acquisition by Novo Holdings (the “Catalent merger”). We do not believe the Catalent merger will have any impact on our licensing agreement or our planned Phase 3 clinical trials.

In April 2023, our collaborators at UHB released positive topline data from a double-blind, IIT evaluating lysergide in the treatment of MDD. The topline data demonstrated significant, rapid, durable and beneficial effects of lysergide and its potential to mitigate symptoms of MDD. The high dose lysergide regimen in which patients received 100 µg at their first dosing day and 200 µg at their second dosing day (separated by four weeks) resulted in statistically and clinically significant improvements on the primary endpoint, which was the change in clinician-rated Inventory of Depressive Symptomatology (“IDS-C”) scores 6 weeks after the first administration as compared to control (whether or not the patient received a second administration). The control group in this trial received a lower dose regimen of 25 µg on both treatment days. Patients in the high dose arm (n=28) demonstrated a least square mean change from baseline in IDS-C scores of -12.9 points compared to -3.6 points in the lower dose arm (n=27, p=0.02). The statistically significant benefit as measured by IDS-C was maintained up to 16 weeks after the first administration compared to placebo (p=0.008). Data from the secondary endpoints were also encouraging. The investigational drug was generally well-tolerated, as indicated by reported adverse events, changes in vital signs and laboratory values. No drug related SAEs were observed during the trial.

In October 2023, we announced that the enrollment for our Phase 2a trial evaluating MM120 for ADHD was completed. This proof-of-concept trial for the treatment of ADHD was designed to assess the safety and efficacy of repeated sub-perceptual dose (20 μg) MM120 administration in 53 patients. In January 2024, we announced that our Phase 2a trial in ADHD did not meet its primary endpoint. We do not plan any further development activities for the sub-perceptual dose regimen. We believe that the results of our Phase 2a trial, in conjunction with the findings from our Phase 2b trial of MM120 in GAD, support the critical role of perceptual effects of MM120 in mediating a clinical response. We intend to continue prioritizing development of the MM120 program in GAD and other psychiatric indications, using the single perceptual dose (100 μg or greater) regimen that has shown strong positive results in numerous studies.

MM402 (R(-)-MDMA)

MM402, or R(-)-MDMA, is our proprietary form of the R-enantiomer of MDMA (3,4-Methylenedioxymethamphetamine), which we are developing for the treatment of ASD. MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. R(-)-MDMA is thought to increase the levels of serotonin and, to a lesser extent, norepinephrine, and dopamine, in the brain, resulting in feelings of increased sociability and interpersonal emotional warmth. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it could exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In the third quarter of 2022, our collaborator, UHB, began conducting a Phase 1 investigator-initiated trial of R(-)-MDMA, S(+)-MDMA and R/S-MDMA in healthy volunteers to compare the tolerability, pharmacokinetics and acute subjective, physiological and endocrine effects of the three molecules. We anticipate topline results from UHB’s trial to be presented in the first half of 2024. In addition, we have initiated our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers in the fourth quarter of 2023. Our Phase 1 clinical trial is intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402 and will enable further clinical trials to characterize the effects of repeated daily doses of MM402 and the exploration of early signs of efficacy in the ASD population.

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

Further Exploration of Novel Biopharmaceuticals and Other Areas of Interest

Beyond our lead product candidates, we have several additional programs, primarily through external collaborations, through which we seek to expand our drug development pipeline and broaden the potential application of our lead product candidates. These research programs include non-clinical, pre-clinical and human clinical trials, and IITs of novel biopharmaceuticals with our collaborators. Our partnered research programs include a broad multi-year exclusive research partnership with UHB and a partnership with Maastricht University in the Netherlands. We also have an active partnership with MindShift Compounds AG to develop and patent a portfolio of research compounds, both with and without perceptual effects, related to the phenethylamine, tryptamine, and ergoline chemical classes. These research collaborations include IITs, drug discovery activities, advanced drug delivery activities and the advancement of other research activities that seek to support the growth and advancement of our product development programs.

In addition to the above, we have evaluated MM110 (zolunicant or 18-MC) for the treatment of opioid withdrawal. Animal studies have demonstrated that MM110 can significantly reduce drug self-administration of morphine, cocaine, methamphetamine, nicotine and alcohol, and ameliorate five of seven signs of opioid withdrawal. We completed a Phase 1 trial of MM110 in late 2021; however, in the third quarter of 2022, we suspended development our MM110 program and determined that any further clinical development of MM110 will be subject to the receipt of additional non-dilutive capital and/or collaborations with third parties.

Digital Medicine Programs

Our drug development program is complemented by digital medicine projects to develop products intended to help facilitate the adoption and scalability of our product candidates, if they are approved and commercialized. Our digital medicine projects and product roadmaps, strategies, and investments are based on the projected development and commercialization strategies of our product candidates, with timelines and investments for each project contingent on the progression of the related drug program.

Manufacturing & Supply

MM120 and MM402 are small molecules isolated as stable crystalline solids. We believe the syntheses of these product candidates are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing. We expect to continue to identify and develop product candidates that are amenable to cost-effective manufacturing at the facilities of many third-party contract development and manufacturing organizations (“CDMOs”). Whenever possible, we seek to develop proprietary forms of active pharmaceutical ingredients and/or novel formulations which could provide enhancements in the pharmaceutical profile of our product candidates, including for instance improvements in the stability, manufacturability, pharmacokinetics and/or pharmacodynamics profile of our product candidates.

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

While we seek to enhance our market protection strategy by identifying unique and/or proprietary methods of manufacturing and/or dosage forms and entering into exclusive long-term or commercial supply agreements, we do not currently have arrangements in place for either commercial supply or redundant supply of drug substance or drug product for our research compounds and product candidates. We intend to enter into a scalable, long-term supply agreement at the appropriate time for drug substance and drug product for each product candidate, as and if clinical development of our product candidates continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product.

Through our third-party manufacturers, we intend to refine and scale up the manufacturing process for our product candidates and manufacture clinical supplies as our development program progresses. We believe we currently have sufficient drug substance for our ongoing trials and believe we will have access and steady supply of drug substance for our planned and future clinical trials.

Catalent

In August 2023, we announced an exclusive licensing agreement with Catalent for its patented Zydis® ODT technology. Under the terms of the licensing agreement, Catalent has granted us access to its Zydis technology for the development of MM120. The agreement also provides us with exclusive rights for the use of the Zydis technology to develop all salt and polymorphic forms of lysergide in the United States, United Kingdom, and European Union among other key territories. Zydis ODT is a unique, freeze-dried, oral solid dosage form that disperses almost instantly in the mouth, without the need for water. Zydis is also recognized as one of the world’s best performing ODTs and has well-established advantages over conventional oral dosage forms, including improved patient compliance, adherence and convenience. We are conducting a Phase 1 pharmacokinetics bridging trial to support advancement of the MM120 ODT formulation, our intended commercial formulation of MM120, into pivotal clinical trials. We expect to share results from our Phase 1 bridging trial in the first quarter of 2024. On February 5, 2024, Catalent announced the Catalent merger. We do not believe the Catalent merger will have any impact on our licensing agreement or our planned Phase 3 clinical trials.

Research and Development Collaborations

We have entered into several license agreements with respect to our research and development activities, which are described below.

University Hospital Basel - Liechti Lab Initiatives

On April 1, 2020, we entered into a multi-year, exclusive collaboration with Dr. Matthias Liechti’s lab at UHB (the “UHB Liechti Lab”), a leading pharmacology and clinical research group studying psychedelic substances based in Basel, Switzerland. Pursuant to the agreement, we acquired exclusive worldwide rights to data, compounds, and patent rights associated with the UHB Liechti Lab’s research with lysergide and other psychedelic compounds, including data from preclinical studies and completed or ongoing clinical trials of lysergide and MDMA. Our ongoing research collaboration with the UHB Liechti Lab has generated a number of patent applications based on preclinical and clinical data.

We support ongoing and planned research programs, as well as certain clinical trials under the direction of Dr. Liechti. Dr. Liechti, as principal investigator, has primary responsibility for the research trials of the selected compounds. Subject to certain terms and conditions, we provide research funding and certain milestone payments in return for the exclusive license to existing and future data and intellectual property generated from clinical trials. Subject to terms and conditions, the UHB Liechti Lab may receive royalties and development revenue on any commercially marketed products developed through the collaboration.

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

DMT Research

We have funded the UHB Liechti Lab's research on N,N-Dimethyltryptamine (“DMT”), a short-acting serotonergic tryptamine of the psychedelic drug class. This included a Phase 1 randomized, double blind, placebo-controlled, five-period crossover trial in 30 healthy volunteers assessing various intravenous dosing regimens of DMT that was completed in late 2022. In order to potentially induce a stable DMT experience lasting one to two hours, various intravenous dosing regimens, including a starting dose and then a maintenance dose, were evaluated in this Phase 1 IIT. Results from this IIT were published in 2023. In the trial, DMT produced rapid and intense short-lasting and moderately well-tolerated psychedelic effects when dosed as a bolus, and it induced stable, intense, and well-tolerated effects when used as a infusion. Based on the results of this trial, we believe that intravenous DMT administration, particularly as an infusion, could potentially be used as a pharmacological tool to rapidly induce, maintain, and end a psychedelic state in a highly controlled manner.

The human safety data and associated know-how gathered in this Phase 1 IIT should better enable our clinical team to design future potential product development programs based on DMT and could pave the way for future clinical trials of DMT or a derivative.

Ketanserin Research

We also funded a Phase 1 double-blind, placebo-controlled, random-order, two-period crossover clinical trial evaluating the effects of ketanserin on the acute response to lysergide in healthy volunteers. This trial was intended to provide insights into the pharmacological activity of lysergide and the potential interaction between lysergide and co-administration with serotonin receptor antagonists. Results from this IIT were published in November 2022 in the International Journal of Neuropsychopharmacology and demonstrated the potential of ketanserin to shorten and attenuate the perceptual effects of lysergide

Lysergide Research

Through our broad research collaboration with the UHB Liechti Lab, we have acquired exclusive rights to a body of historical and ongoing clinical trials assessing the clinical activity of lysergide in several brain health disorders including anxiety, depression and cluster headaches.

In December 2021, the UHB Liechti Lab completed an IIT assessing the efficacy of 200 µg lysergide (two doses) versus a placebo on anxiety and depression symptoms in 46 patients with clinically significant anxiety. The UHB Licheti Lab published the results from the trial in the peer-reviewed scientific journal Biological Psychiatry in September 2022. Topline results demonstrated the significant, rapid, durable, and beneficial effects of lysergide and its potential to mitigate symptoms of anxiety and depression with an acceptable tolerability profile.

We also supported a Phase 2 investigator-initiated trial evaluating lysergide for the treatment of MDD. The trial evaluated the potential effects of two doses of lysergide (100 µg followed by 200 µg, separated by 4 weeks) on depression symptoms compared to a low dose of lysergide (25 µg, two doses) in the control group. In April 2023, our collaborators at UHB released positive topline data for this trial. The topline data demonstrated significant, rapid, durable and beneficial effects of lysergide and its potential to mitigate symptoms of MDD. The high dose lysergide regimen in which patients received 100 µg at their first dosing day and 200 µg at their second dosing day (separated by four weeks) resulted in statistically and clinically significant improvements on the primary endpoint, which was the change in clinician-rated IDS-C scores 6 weeks after the first administration as compared to control (whether or not the patient received a second administration). Patients in the high dose arm (n=28) demonstrated a least square mean change from baseline in IDS-C scores of -12.9 points compared to -3.6 points in the lower dose arm (n=27, p=0.02). The statistically significant benefit as measured by IDS-C was maintained up to 16 weeks after the first administration compared to placebo (p=0.008). Data from the secondary endpoints were also encouraging. The investigational drug was generally well-tolerated, as indicated by reported adverse events, changes in vital signs and laboratory values.

Additionally, in the area of neurology, we are supporting a Phase 2 IIT evaluating the effects of lysergide to mitigate the signs and symptoms of cluster headaches in patients. Cluster headaches are a relatively uncommon primary headache disorder that are considered to be among the most severe forms of pain. The trial began recruiting patients in early 2019 and is planned to be completed by the end of 2025.

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

Patent Strategy and Applications

Our patent strategy includes pursuing protection for compositions of matter, methods of treatment, and diagnostic devices and analytics related to psychedelics and empathogens. Our patent portfolio includes 62 pending U.S. applications, and 11 pending Patent Cooperation Treaty (“PCT”) applications. Additionally, we plan to aggressively pursue patents in diagnostics with patient monitoring and analytics.

Our intellectual property holdings include, but are not limited to:

•
U.S. and PCT applications, and provisional applications, relating to lysergide covering methods of treatment, analytical methods, compositions of matter, and dosage formulations. If granted, patents based on these applications have projected expiry dates from 2041 to 2043.
•
U.S. and PCT applications relating to R(-)-MDMA covering methods of dosing R(-)-MDMA in treating patients, methods of reducing adverse effects, and compositions of matter. If granted, patents based on these applications have projected expiry dates in 2043.
•
U.S. and PCT applications covering compositions and methods of treating an individual with a psychedelic drug and reducing acute effects. If granted, patents based on these applications have projected expiry dates from 2042 to 2043.
•
U.S. and PCT applications covering methods of dosing and treating patients with psychedelics and empathogens with specific doses. If granted, patents based on these applications have projected expiry dates from 2041 to 2042.
•
U.S. and PCT applications covering a method of enhancing positive effects of a psychedelic. If granted, patents based on these applications have projected expiry dates in 2041.
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

The term of a U.S. patent may also be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent and 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

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

Competition

The biopharmaceuticals industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. It is probable that the number of companies seeking to develop products and therapies similar to our product candidates will increase.

Our most advanced product candidate, MM120, is in Phase 2b development for GAD with additional psychiatric indications under assessment and planning. Patients with GAD are typically treated with a variety of anxiolytic and antidepressant medications, including selective serotonin reuptake inhibitors, serotonin–norepinephrine reuptake inhibitors and benzodiazepines. A number of companies are developing product candidates intended for the treatment of GAD, including CYB004 (a serotonin receptor agonist) being developed by Cybin Inc. In addition, Otsuka Pharmaceutical Development & Commercialization, Inc. and Sunovion Pharmaceuticals Inc. are currently conducting a Phase 2/3 clinical trial on ulotaront (SEP-363856), a trace amine-associated receptor 1 (TAAR1) agonist with 5-HT1A agonist activity, for the treatment of GAD. atai Life Sciences N.V. (“Atai”) is currently studying deuterated etifoxine (GRX-917) for anxiety disorders, the non-deuterated form of which has been commercially available in France for the treatment of GAD since 1979. If successfully developed and approved in the treatment of treatment-resistant depression (“TRD”) in adults, MM120 may face competition from intranasal esketamine (SPRAVATO) approved for this indication, and from intravenous ketamine, which is not approved, however is used off label in the treatment of TRD in adults.

Among other organizations working on novel biopharmaceuticals focused on modulation of the serotonin and dopamine systems, we also face competition from a number of companies, including Atai, Compass Pathways plc, GH Research plc and others. Atai is developing multiple product candidates that are in various phases of development for the treatment of psychiatric and substance use indications. Compass Pathways plc is developing COMP360 (a proprietary formulation of psilocybin) that is in Phase 3 clinical trials for the treatment of TRD in adults and is being studied in other psychiatric indications (anorexia nervosa and post-traumatic stress disorder). GH Research plc is developing GH001, GH002 and GH003 that are in Phase 1/2 clinical trials for treatment-resistant depression. There are also many other public and private companies developing therapeutics from the psychedelic drug class at various stages of development, including certain short-acting psychedelic drugs.

Our other lead product candidate, MM402, an enantiomer of MDMA with selective serotonergic activity, is in Phase 1 clinical development for the treatment of core symptoms of ASD. If successfully developed and approved, MM402 may face competition from Atai, which has also indicated it is developing R-MDMA through one of its subsidiaries, and Lykos Therapeutics (“Lykos”) (formerly known as the Multidisciplinary Association for Psychedelic Studies (MAPS)), which has a (+/-)-MDMA product candidate in clinical development for the treatment of social anxiety in the ASD population. In December 2023, Lykos announced that it had submitted a new drug application (“NDA”) to the FDA for its (+/-)-MDMA product candidate used in conjunction with psychological intervention for the treatment of post-traumatic stress disorder. In addition, in January 2024, Atai announced positive topline data from its Phase 1 trial evaluating orally administered R-MDMA. Other companies are also developing serotonergic therapies for the treatment of ASD or related indications; For example, Nova Mentis Life Science Corp and Mycrodose Therapeutics Inc. are collaborating on a transdermal psilocybin product candidate for the treatment of Fragile X syndrome.

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

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

•
Completion of extensive nonclinical studies and testing, in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations and applicable requirements for the human use of laboratory animals or other applicable regulations;
•
Submission to the FDA of an Investigational New Drug Application (“IND”) application, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board (“IRB”), or ethics committee representing each clinical trial site before each trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, collectively referred to as good clinical practices (“GCP”), which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected, to establish the safety and efficacy of the proposed drug for each proposed indication;

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
•
Potential FDA audit of the nonclinical and/or clinical trial sites that generated the data in support of the NDA;
•
Payment of applicable user fees; and
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

Clinical Trials

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on its clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

NDA and FDA Review Process

After the completion of clinical trials of an investigational product candidate, FDA approval of an NDA must be obtained before commercial marketing of the product. The NDA must include results of nonclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling and other relevant information. The FDA reviews the NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure the product’s identity, strength, quality and purity.

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

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promotion to HCPs, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. As with new NDAs, the review process is often significantly extended by FDA requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act and the Drug Supply Chain Security Act.

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

Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

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

In the U.S., arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved product and any future products that may obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

•
The federal Anti-Kickback Statute, which prohibits any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase, lease, or order, of any item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other. The definition of “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and the potential for exclusion from participation in federal healthcare programs.
•
The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim; or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.
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

Numerous other laws may apply to our products. Pricing and rebate programs must comply with, among other things, the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and requirements in the Patient Protection and Affordable Care Act (the "ACA"). Civil monetary penalties may be imposed for, among other things, a failure to pay required rebates or report required pricing data on a timely basis. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers to report development costs and pricing information when prices are increased. Penalties for late or faulty reporting can reach $10,000 per day. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the CSA, the Controlled Substances Import and Export Act and any applicable state controlled substance laws.

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

Certain additional periods of exclusivity may be available if a product is indicated for use in a rare disease or condition or is studied for pediatric indications. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which the FDA has interpreted to preclude approving for seven years any other sponsor’s application to market the same drug for the same use for which the drug has been granted orphan drug designation, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Orphan exclusivity operates independently from other regulatory exclusivities and other protection against generic competition, including patents that we hold for our products. A sponsor of a product application that has received an orphan drug designation may also be granted tax incentives for clinical research undertaken to support the application.

Generally, orphan drug exclusivity does not block approval of competing products intended for the orphan-protected indication but containing a different active moiety, or containing the same moiety but intended for a different use. Orphan product exclusivity that could block a competitor to one of our products also could block the approval of one of our products for seven years if a competitor obtains approval of the product containing the same moiety for the same orphan disease or condition.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. The FDASIA made permanent the Best Pharmaceuticals for Children Act, or BPCA, which provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies.

European Union Drug Development

In the European Economic Area (“EEA”), our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the European Commission or the competent regulatory authorities of the EU Member State has been obtained.

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

On April 26, 2023, the European Commission put forward a pharmaceutical package to revise the EU pharmaceutical legislation. The current proposal proposes to reduce the eight years of data exclusivity to six years and provides for additional regulatory data protection subject to specific conditions (unmet medical need, new therapeutic indication with significant clinical benefit during protection period, etc.). The proposal is still being discussed by the European Parliament and Council of Ministers.

European Union Medical Device Development, CE Marking and Marketing

On May 26, 2021, the Regulation (EU) 2017/745 on Medical Devices (the “MDR”) entered into application, repealing and replacing both the Medical Devices Directive, and the Active Implantable Medical Devices. The MDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices including SaMD must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, including SaMD, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function, not reusable and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity (the “Certificate”) following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. After a device is placed on the market, it remains subject to significant regulatory requirements. The MDR also imposes post-marketing surveillance requirements which requires manufacturers to continuously and proactively monitor the performance and safety of their devices and to take actions on the market where appropriate. The Competent Authorities of each EU Member State oversee the implementation of the MDR within their jurisdiction.

Certain of our product candidates are designed to be delivered to patients by dedicated medical devices. In the EU, products that are a combination of a medicinal product and a medical device are regulated as either a medicinal product or a medical device, depending on which component has the primary mode of action.

Medical devices that incorporate a medicinal product as an integral part that has an action ancillary to the action of the medical device are regulated as medical devices in accordance with the MDR. However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, it is regulated as a medicinal product. In this case, the relevant GSPRs of the MDR will apply to the safety and performance of the device element.

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

Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the EU-UK Agreement, the EU and the UK will recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The EU-UK Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. There is a list, currently including all EU/EEA countries, of approved countries for import into Great Britain which require no import testing or U.K. “qualified person” release certification. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). The Medicines for Human Use (Clinical Trial) Regulations 2004 set out the requirements for clinical trials conducted in Great Britain and EU Clinical Trials Regulation sets out the requirements for clinical trials conducted in Northern Ireland. However, the MHRA remains the competent authority over clinical trials conducted in Great Britain and in Northern Ireland. As of January 1, 2022, all new clinical trial applications must be submitted for approval via the combined review process. The combined review process streamlines the approval process in that applicants submit a single application via the Integrated Research Application System, covering both its application for a clinical trial authorization and a research ethics committee opinion. If required, the combined review process can also be used to obtain Health Research Authority Approval.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. For a three year period from January 1, 2021, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EU Member States to be granted in Great Britain (EC Decision Reliance Procedure (“ECDRP”) or Mutual Recognition/Decentralised Reliance Procedure (“MRDCRP”)). Since January 1, 2024, the ECDRP and MRDCRP have been replaced by the new International Recognition Procedure. However, the ECDRP and MRDCRP submissions received before January 1, 2024 are still processed under the prior practices.

Regarding medical devices, the MDR entered into application in the EU. However, the MDR is not applicable in the UK. In the UK, MDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the MDD. As a result, there will be some regulatory divergence in the UK from the EU.

In light of the fact, that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed ("UKCA") mark to replace the CE Mark for medical devices on the market in Great Britain (GB). Northern Ireland will, however, continue to be covered by the regulations governing CE Marks (a CE Mark or a CE Mark and UKCA mark will be required to place products on the Northern Ireland market). CE Marks will in principle continue to be recognized in Great Britain for medical devices until June 30, 2028 (for medical devices compliant with the Medical Devices Directive) and June 30, 2030 (for medical devices compliant with the MDR), after these dates, an equivalent UKCA mark will become mandatory in Great Britain. Moreover, all medical devices, including CE Mark medical devices, must be registered with the MHRA, in order to be placed on the Great Britain market. The EU legal framework remains applicable in Northern Ireland (any products placed on the market in the NI must be compliant with EU law). The nature of any new regulation in the UK is uncertain, and as such, we may experience delays in obtaining future access to the UK. and other European markets. The UK’s departure from the EU has also impacted customs regulations and impacted timing and easy of shipments into the EU from the UK.

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

Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Companies that wish to export personal data outside of the EEA or the UK can rely the European Commission’s Standard Contractual Clauses (“SCCs”) for transfers outside the EEA or the international data transfer agreement (“IDTA”) or the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers for transfers (“Addendum”) outside the UK. Taking into account the binding judgement of the European Court of Justice, in the case commonly referred to as “Schrems II”, companies relying on SCCs are required to carry out a transfer risk assessment. In addition, on July 10, 2023 the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Under this framework, personal data can flow freely from the EU to U.S. companies that participate in the Data Privacy Framework. The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities.

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

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act (the "IRA"), among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare, (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025). These provisions began to take effect progressively in fiscal year 2023 and have been subject to legal challenges. Further, the Biden administration released an additional executive order directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria for healthcare products and services, which could result in additional downward pressure on pharmaceutical drug pricing.

Pharmaceutical Pricing and Reimbursement

Any product candidates we successfully commercialize, if approved, in the future depend on the availability and extent of coverage and reimbursement from third-party payors, which are increasingly reducing reimbursements for medical products and services. Decreases in third-party reimbursement for our products or a decision by a third-party payor not to cover a product could reduce HCP usage of our products and have a material adverse effect on our sales, results of operations and financial condition. In the U.S., HCPs are reimbursed for covered services and products through Medicare, Medicaid, and other government healthcare programs, as well as through commercial insurance and managed healthcare organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed.

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

The Health Technology Assessment (“HTA”), which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of the HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment (“HTA Regulation”). The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from January 12, 2025.

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative.

Controlled Substances

The federal Controlled Substances Act of 1970 (the “CSA”) and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

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

Legislation adopted at EU level in relation to establishment of different classes of substances is limited to the EU Regulations that define classes of precursors. These are Regulation (EC) No 273/2004 of the European Parliament and of the Council of 11 February 2004 on drug precursors regulating intra-Community trade, the Council Regulation (EC) No 111/2005 of 22 December 2004 laying down rules for the monitoring of trade between the Community and third countries in drug precursors, the Commission Delegated Regulation (EU) 2015/1011 of 24 April 2015 supplementing the Regulation (EC) No 273/2004 and the Commission Implementing Regulation (EU) 2015/1013 of 25 June 2015 laying down rules in respect of the Regulation (EC) No 273/2004. While EU legislation does not establish different classes of narcotic or psychotropic substances, the EU has a pan-European system to rapidly detect, assess and respond to health and social threats caused by NPS, under the procedures set out in the Regulation (EU) 2017/2101 of the European Parliament and of the Council of 15 November 2017 as regards information exchange on, and an early warning system and risk assessment procedure for, new psychoactive substances.

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

As of December 31, 2023, our personnel includes 57 full-time and part-time employees, consisting of 36 in research and development and 21 in general and administrative. We also utilize independent consultants to assist us in our research and development projects and certain general and administrative functions. We are a remote-first company, meaning that substantially all of our employees and consultants work remotely. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. As of December 31, 2023, we consider our personnel relations to be good.

Corporate Information

In February 27, 2020, we completed a reverse takeover transaction (the “RTO Transaction”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “BCBCA”) among Broadway Gold Mining Ltd. (“Broadway”), Madison Metals Inc., Broadway Delaware Subco Inc. and Mind Medicine, Inc. (“MindMed US”). In connection with the RTO Transaction, immediately prior to the closing of the RTO Transaction, we, among other things, changed our name to our current name “Mind Medicine (MindMed) Inc.”

In February 2021, we completed the acquisition of HealthMode, Inc., a digital medicine and therapeutics company that used artificial intelligence enabled digital measurement to increase the precision and speed of clinical research and patient monitoring. The acquisition enabled us to build our digital medicine programs.

Our global headquarters are located at One World Trade Center, Suite 8500, New York, New York 10007. Our registered office in Canada is located at 1055 Dunsmuir Street, Suite 3000, Vancouver, British Columbia V7X 1K8. We also maintain offices in Durham, North Carolina.

Our common shares are traded on Nasdaq Global Select Market under the symbol “MNMD”. Our common shares are also traded on the Cboe Canada exchange (formerly "NEO Exchange") in Canada under the symbol “MMED”.

Available Information

Our website address is www.mindmed.co. In addition to the information about us contained in this Annual Report, information about us can be found on our website. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Annual Report.

We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and the Canadian securities regulators; annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. In addition, the SEC makes available at its website (www.sec.gov), free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Any filings made to the Canadian securities regulators are available on SEDAR+ (www.sedarplus.ca).

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our most advanced development candidate is MM120. In December 2023 we announced statistically significant and clinically meaningful Phase 2b data for MM120 in GAD and in January 2024 we announced that our Phase 2a trial in ADHD did not meet its primary endpoint. We anticipate initiation of our Phase 3 clinical program in GAD in the second half of 2024. Additionally, in the third quarter of 2022, we paused development of MM110, subject to the receipt of non-dilutive sources of capital or collaborations with third parties. To date, we have devoted substantially all of our resources to research and development activities, including our development programs and other preclinical programs, acquiring rights or in-licensing of external programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, providing general and administrative support for these operations and establishing our digital medicine programs through the acquisition of HealthMode, Inc.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through public offerings and private placements of our common shares, and through our credit facility with K2 HealthVentures. We incurred net losses of $95.7 million and $56.8 million for the years ended December 31, 2023 and December 31, 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $290.2 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical, discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:

•
continue the clinical development of our product candidates and other preclinical programs in GAD, ASD and other potential or future indications, including initiating additional and larger clinical trials;
•
continue the training of healthcare practitioners who are qualified to deliver our product candidates in our clinical trials;
•
continue to develop our regulated and unregulated digital medical products, product candidates, and devices;
•
establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval, including MM120 and MM402;
•
seek additional indications for our product candidates and discover and develop any future product candidates, including product candidates in our digital medicine pipeline;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
experience heightened regulatory scrutiny;
•
pursue necessary scheduling-related decisions to enable us to commercialize any future product candidates containing controlled substances for which we may obtain regulatory approval, including our MM120 and MM402 product candidates;
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

To become and remain profitable, we will need to continue developing and eventually commercialize product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, training a sufficient number of qualified healthcare practitioners to deliver our product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, rescheduling product candidates that are currently characterized as Schedule I controlled substances and establishing marketing capabilities. Even if any of the product candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or other comparable foreign authorities to perform studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our product candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.

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

In August 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. At closing, we borrowed $15.0 million in the first tranche under the Loan Agreement and may borrow an additional $20.0 million based upon the achievement of certain time-based, clinical and regulatory milestones, and an additional $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our shareholders may consider beneficial. In addition, the Lenders could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have never generated revenue and may never be profitable.

We may never be able to develop or commercialize any marketable products or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the acceptance of the product by physicians, payors and patients, the ability to obtain reimbursement and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. In addition, if the number of addressable patients is not as anticipated, the indication or intended use approved by regulatory authorities is narrower than expected, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of MM120, MM402 and our other product candidates;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of MM120, MM402 and our other product candidates;
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
•
achieving a successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more third parties;
•
demonstrating a continued acceptable safety profile following any marketing approval of our product candidates;
•
obtaining commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•
rescheduling of product candidates that are controlled substances by the DEA, individual states or other comparable foreign authorities;

•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, in the United States and in other jurisdictions;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote MM120, MM402 or any other product candidate before we receive marketing approval from the FDA or other comparable foreign authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2023, we had $99.7 million in cash and cash equivalents. Based on our current operating plan, we believe that we will be able to sufficiently fund our operations into 2026, if certain milestones are achieved that unlock additional capital under our credit facility. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our shareholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the progress, timing and completion of preclinical testing and clinical trials for our product candidates;
•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to, including any delays as a result of animal toxicology issues or the need to conduct bioequivalence studies;
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

•
the time and costs involved in obtaining regulatory approval for our product candidates, and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to our product candidates (such as MM120 and MM402) or any other product candidates;

•
selling and marketing activities undertaken in connection with the potential commercialization of our product candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•
the amount of revenue, if any, we may derive either directly or in the form of royalty payments from future sales of our product candidates, if approved; and
•
the costs of operating as a public company.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our product candidates, or we may be unable to take advantage of future business opportunities. For example, in the third quarter of 2022, we paused the development of MM110 subject to our receipt of non-dilutive sources of capital or collaborations with third parties. Changes in general market, economic, and political conditions could also adversely impact our ability to access capital as and when needed.

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

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, sales of assets and alliances and licensing arrangements. We, and indirectly, our shareholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. The Board has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. For example, at December 31, 2022, we had an effective shelf registration statement registering $200.0 million of equity securities, of which $100.0 million was reserved for sales under our at-the-market equity offering program (the “ATM”). At December 31, 2023, $99.8 million remained available for issuance under the shelf registration statement, of which $59.8 million is reserved for sales under the ATM. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for the common shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but may also limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are dependent on the successful development of our product candidates. We cannot give any assurance that any of our product candidates will successfully complete clinical trials or receive regulatory approval, which is necessary before any product candidate can be commercialized.

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to the development of our product candidates. Accordingly, our business currently depends on the successful regulatory approval of our product candidates and the commercialization of our product candidates if they receive regulatory approval. We cannot be certain that MM120, MM402, or any of our other product candidates will receive regulatory approval or that our product candidates will be successfully commercialized even if they receive regulatory approval. If we are required to discontinue development of our product candidates, or if MM120 or MM402 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of our product candidates is, and will remain, subject to comprehensive regulation by the FDA, and other foreign regulatory authorities. Failure to obtain regulatory approval in the United States or other jurisdictions will prevent us from commercializing and marketing our product candidates in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for our product candidates, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions, contraindications, and may be subject to additional monitoring and risk management plan requirements. In addition, we anticipate that any regulatory approval of our product candidates may include specific requirements or restrictions on the involvement or conduct of trained healthcare practitioners in the administration of our product candidates and we have not yet received any specific guidance from the FDA, or other regulatory bodies regarding such requirements or restrictions. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, including securing availability of third-party treatment sites for the appropriate administration of our product candidates, securing adequate manufacturing, training and securing access to qualified healthcare practitioners, establishing a commercially viable pricing structure and obtaining coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

The success of our product candidates will depend on several factors, including the following:

•
successful completion of clinical trials and preclinical studies;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
receiving regulatory approvals or clearance for conducting our clinical trials;
•
successful patient enrollment in and completion of clinical trials;
•
positive data from our clinical trials that support an acceptable risk-benefit profile of our product candidates in the intended populations;
•
receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•
establishing and scaling up, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if any product candidate is approved;
•
entering into collaborations to further the development of our product candidates;

•
obtaining and maintaining patent and trade secret protection and/or regulatory exclusivity for our product candidates;
•
successfully launching commercial sales of our product candidates, if approved;
•
acceptance of our product candidates benefits and uses, if approved, by patients, the medical community and third-party payors;
•
maintaining a continued acceptable safety profile of our product candidates following approval;
•
effectively competing with companies developing and commercializing other therapies in the indications which our product candidates targets;
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•
enforcing and defending intellectual property rights and claims; and
•
complying with laws and regulations, including laws and regulations applicable to controlled substances.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

Our focus is on product candidates that are subject to controlled substance laws and regulations in the territories where the products are being developed and intended to be marketed, if approved, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition, both during clinical development and post approval, if any. In addition, the FDA and/or other regulatory bodies may require additional data, including with respect to abuse potential of our product candidates, before allowing us to commence a clinical trial or before approving any future marketing application we may submit.

In the United States, lysergide and MDMA are listed by the DEA as “Controlled Substances” or scheduled substances under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act (the “CSA”), specifically as Schedule I substances. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify lysergide and MDMA as Schedule I controlled substances. For any product containing a Schedule I substance such as lysergide or MDMA to be available for commercial marketing in the United States, such Schedule I substance must be rescheduled, or the product containing such substance must be rescheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are often dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while lysergide and MDMA are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain lysergide and/or MDMA must be descheduled or rescheduled to Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If MM120 and MM402 receive FDA approval, HHS and the DEA must make scheduling determinations and deschedule or place either the substances or the products in a schedule other than Schedule I in order for them to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the HHS’s recommendation as to the appropriate schedule under the CSA. To reschedule a substance or product, the DEA must conduct notice and comment rule making including issuing an interim final rule 90 days after the later of notice of FDA approval or DEA receipt of the HHS scheduling analysis and recommendation. Such action will be subject to public comment and requests for hearing. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances or products may require scheduling determinations under state laws and regulations.

If approved by the FDA, and if the finished dosage form of any of our product candidates is controlled by the DEA as a Schedule II, III, or IV controlled substance, such product candidate’s manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day timeframe set forth in the CSA, thereby delaying the launch of our product candidates in the United States. In addition, product candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

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
•
Clinical trials. Because our product candidates fall into categories of substances that are “controlled substances”, to conduct clinical trials on our product candidates in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our product candidates and to obtain our product candidates from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We currently conduct our manufacturing or repackaging/relabeling of our product candidates or their active ingredients through our CDMOs in the United States and outside of the United States.
•
Importation. If our product candidates are approved and classified as Schedule II, III or IV substances, an importer can import them for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration. If our product candidates are approved and classified as Schedule II controlled substances, federal law may prohibit the import of the substance for commercial purposes. If our product candidates are listed as a Schedule II substances, we will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances, including our product candidates, have never been registered with the DEA for importation for commercial purposes, only for scientific and research needs. Therefore, if we are unable to import our product candidates or any of their drug substances, our product candidates would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.
•
Manufacture in the United States. If, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of our product candidates, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as these substances could remain listed on Schedule I.

The annual quota allocated to us or our contract manufacturers for the active ingredient in MM120, MM402, or any other product candidate, may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
•
Distribution in the United States. If our product candidates are scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our product candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute our product candidates more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our product candidates are Schedule II drugs, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, our product candidates will likely be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial update. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

Our product candidates are controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding controlled substances and psychedelics may negatively influence the success of our product candidates.

Product candidates containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. Opponents of these product candidates may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these product candidates. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from misuse of lysergide or MDMA, or any other substance that underlies our product candidates or are part of the same drug or chemical class, may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our product candidates.

We will be highly dependent upon consumer perceptions of the safety and quality of our product candidates if they are approved for commercial sale. We may face limited adoption if third-party treatment sites, HCPs, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including lysergide and MDMA, which may affect the public’s perception of our product candidates. In addition, lysergide elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our product candidates or any similar therapies distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our product candidates or any similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations. Consumer perception can also be significantly influenced by scientific research or findings regarding the consumption of psychedelic inspired products. There can be no assurance that future scientific research or findings will be favorable to the market or any particular product, or consistent with earlier research or findings. Research in Canada, the U.S. and in other jurisdictions regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic drugs remains in early stages. There have been relatively few clinical trials on the benefits. Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic inspired medicines, future research and clinical trials may prove such statements to be incorrect or could raise concerns. Future research studies and clinical trials may draw opposing conclusions to those stated in this report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts related to psychedelic inspired medicinal applications, which could have a material adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

Future adverse events in research into GAD, ASD and other brain health disorders on which we focus our research efforts, or the pharmaceutical industry more generally, could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for our product candidates.

Drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, which would mean that we would be unable to commercialize our product candidates on a timely basis or at all, which will adversely affect our business.

Drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical and clinical trial process and we may never successfully progress a product candidate through clinical development.

Furthermore, we may experience delays in completing our ongoing preclinical studies and clinical trials and initiating or completing additional preclinical studies or clinical trials. We may also experience numerous unforeseen events during preclinical and clinical development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
delays or denial of a researcher registration to one or more research sites that will allow those sites to handle and dispense our product candidates and to obtain our product candidates from our importer;
•
delays in or failure to reach agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
delays in or inability to raise sufficient capital to fund research and development of our product candidates;
•
delays in or failure to obtain IRB, or ethics committee approval at each site;
•
delays in or failure to recruit a sufficient number of suitable patients to participate in a trial;
•
failure to have patients complete a trial or return for post-treatment follow-up;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
inability to identify or maintain a sufficient number of trial sites, many of which may be already engaged in other clinical trials, including some that may be for competing product candidates with the same indication;
•
challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in studies given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects;
•
delay or failure in adding new clinical trial sites;
•
ambiguous or negative interim results that are inconsistent with earlier results;
•
availability of adequately trained HCPs and appropriate third-party clinical trial sites for our product candidates;
•
sufficiency of any supporting digital services that may form part of the preparation, integration or long-term follow-up relating to any product candidate we develop;
•
failure to contract for the manufacture of sufficient quantities of our product candidates for use in clinical trials in a timely manner;
•
third-party actions claiming infringement by our investigational product candidates and other candidates or product candidates in clinical trials and obtaining injunctions interfering with our progress;

•
safety or tolerability concerns which could cause us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
•
unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events associated with a product candidate;
•
failure of a product candidate to demonstrate any or enough of a benefit;
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

•
business interruptions resulting from macroeconomic conditions, including inflation and rising interest rates, geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, pandemics, or failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise; and
•
changes in governmental regulations or administrative actions.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee (the “DRC”), or Data Safety Monitoring Board for such trial, as applicable, or by the FDA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IITs or other studies using lysergide, MDMA and any other substance that underlies our product candidates and those relating to the class to which lysergide, MDMA and other Schedule I controlled substances or any other product candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of MM120, MM402 or any other product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenue from any such product candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down MM120, MM402 or any other product candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to our product candidates, we may need to conduct additional bioequivalence studies to bridge such modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. Significant preclinical and clinical trial delays could also allow our competitors to bring therapies to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates being stopped early.

Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of MM120, MM402, or any other product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that the applicable product candidate is both safe and effective for use in each target indication. To receive regulatory approval for commercial sale, a product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

We cannot be certain that our clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our clinical trials are inconclusive with respect to the efficacy of MM120, MM402 and any other product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with MM120, MM402 and any other product candidates, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of MM120, MM402 and any other product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. Accordingly, more trials could be required before we submit any product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of product substances, there is a significant likelihood that MM120, MM402 and any other product candidates will not successfully complete development and receive approval. Many other companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their product candidates. If we do not receive regulatory approvals for MM120, MM402 or any other product candidates, we may not be able to continue our operations. Even if regulatory approval is secured for MM120, MM402 or any other product candidate, the terms of such approval may limit the scope and use of a specific product candidate, which may also limit its commercial potential.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. These data may not be sufficient to support regulatory submissions or approvals.

From time to time, we may publish interim, topline or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, but before completion of the trial. Similarly, we may report topline or preliminary results of primary and key secondary endpoints before the final trial results are completed. Interim, topline and preliminary data from our clinical trials may change as more patient data or analyses become available. Preliminary, topline or interim data from our clinical trials are not necessarily predictive of final results. Interim, topline and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general, and regulatory agencies may request further data from us. In addition, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize MM120, MM402 or any other product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or similar regulatory authorities may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in the United States or other jurisdictions, we may be required to have an allowed IND (or equivalent) for each product candidate and to file additional INDs prior to initiating any additional clinical trials for such product candidates. We believe that the data from previous studies will support the filing of additional INDs to enable us to undertake additional clinical trials of our product candidate portfolio as planned. However, submission of an IND (or equivalent) may not result in the FDA (or equivalent authorities) allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to submit or have effective INDs (or equivalent) and commence or continue clinical programs will significantly limit our ability to generate revenue.

We may not achieve our publicly announced milestones according to schedule, or at all.

From time to time, we may announce the timing of certain events that we expect to occur, such as the anticipated timing of results from our clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events such as initiation or completion of a clinical trial, filing of an application to obtain regulatory approval, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information or statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common shares.

The regulatory approval process of the FDA and other comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for any product candidates, our business will be substantially harmed.

We have not submitted a marketing authorization application to the FDA or other comparable foreign regulatory authority. Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products..

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates. It is possible that none of our product candidates will ever obtain regulatory approval.

Any of our product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities or be precluded from commercial marketing for many reasons, including the following:

•
the FDA or other comparable foreign regulatory authorities may disagree with, question or request changes in the design or implementation of our clinical trials;
•
the FDA or other comparable foreign regulatory authorities may determine that MM120, MM402 or any other product candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or other comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that our product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the FDA or other comparable foreign regulatory authorities may disagree with the design or implementation of our development programs, which may impact our ability to receive approvals for our product candidates;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a marketing authorization application with the FDA or other comparable foreign regulatory authority;
•
the FDA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•
the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
the potential risk of our novel product candidates and delivery method, including the use of third-party clinical trial sites and healthcare practitioners.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any product candidates, which would significantly harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. If MM120, MM402 or any other product candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such product candidate from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.

In addition, even if we were to obtain approval, regulatory or pricing authorities may approve any product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidates, may grant approval contingent on the performance of costly post- marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios may have a negative impact on the commercial prospects for our product candidates and our business.

Even if MM120, MM402 or any other product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If the FDA or a comparable foreign regulatory authority approves MM120, MM402 or any other product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product candidates and underlying product substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued

compliance with cGMPs, and with good clinical practices (“GCPs”), for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such product candidates. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the labeling, distribution, marketing or manufacturing of MM120, MM402 or any other product candidates, withdrawal of such products from the market, or product recalls;
•
untitled and warning letters, or holds on clinical trials;
•
refusal by the FDA or other foreign regulatory body to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•
requirements to conduct post-marketing studies or clinical trials;
•
restrictions on coverage by third-party payors;
•
fines, restitution or disgorgement of profits or revenue;
•
suspension or withdrawal of marketing approvals;
•
product seizure or detention, or refusal to permit the import or export of the product; and
•
injunctions or the imposition of civil or criminal penalties.

In addition, any regulatory approvals that we receive for MM120, MM402 or any other product candidates may also be subject to limitations on the approved indicated uses for which the product candidates may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such product candidates. For instance, we believe that MM120, if approved, would be subject to a Risk Evaluation and Mitigation Strategy (“REMS”) program, under the applicable FDA regulations and similar risk mitigation programs in other jurisdictions. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our product candidates.

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

Our product candidates may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of MM120, MM402 or any other product candidates or following approval, if any, we may need to abandon our development or commercialization of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or result in clinical holds and could result in a more restrictive label, a requirement that we implement a REMS plan to ensure that the benefits of the product candidates outweigh its risks, or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. We or regulatory authorities may also learn of and take similar actions based on side effects related to

MM120, MM402, any other product candidates, or similar compounds in studies not conducted by us, including in IITs or studies conducted by other sponsors, from spontaneous reports of use of these compounds outside of the clinical trial setting or from safety reports in literature.

The results of future clinical trials may show that MM120, MM402 or any other product candidates cause undesirable or unacceptable side effects or even death. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of MM120, MM402 or any other product candidates for any or all targeted indications. Nonclinical toxicology studies may also delay or limit clinical development, for example, by limiting the dosing duration and dose interval in clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to lysergide, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for MM120, MM402 or any other product candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of patients and of limited duration for exposure to the product candidates used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any such product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of MM120, MM402 or any other product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such trials may not be sufficient to identify when those events may occur.

Additionally, if our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such product candidates, a number of potentially significant negative consequences could result, including the following:

•
regulatory authorities may require a recall of such product candidates or withdraw approvals of such product candidates and require us to take our approved product candidates, if any, off the market;
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
•
our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected product candidate or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.

Even if we obtain FDA approval for MM120, MM402 or any other product candidates, we may never obtain approval to commercialize any such product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries or jurisdictions regarding safety and effectiveness. Clinical trials conducted in one country or jurisdiction may not be accepted by regulatory authorities in other countries or jurisdictions, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for our product candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

There is a variety of risks associated with marketing our product candidates internationally, any of which could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
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

Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including MM120, MM402 or any other product candidates, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. Moreover, most of the patients we treat in clinical trials with MM120 and MM110 (prior to when we paused development of MM110) have previously been treated with other drugs or therapies. All of these factors may make it difficult to assess the prior use or the overall efficacy of our product candidates, including MM120 and MM402.

We depend on enrollment of patients in our clinical trials for our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

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
•
perceived risks and benefits of our approach to treating patients for the indication the clinical trial is investigating;
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

In addition, any negative results we may report in clinical trials of MM120, MM402 or any other product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays in the enrollment for any clinical trial of MM120, MM402 or any other product candidates will likely increase our costs, slow down the approval process and delay or potentially jeopardize our ability to commence sales of our product candidates and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of MM120, MM402 or any other product candidates.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates on our own or with suitable collaborators.

While we are currently assembling a sales and marketing infrastructure, we have limited organizational experience in the sale or marketing of products. To achieve commercial success for any approved product candidates, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.

If our product candidates are approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a contract sales organization (“CSO”), or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our product candidates effectively or to market our product candidates effectively since we have limited organizational experience in the sales and marketing of products. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•
our inability to train an adequate number of HCPs to meet the demand for psychedelic treatment sessions (including with MM120 and any other product candidate within the therapeutic class);
•
the ability of HCPs to perform their roles consistently with our training and our guidelines for the administration of our product candidates;
•
our inability to recruit, train and retain effective market access and commercial personnel;
•
the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing MM120, MM402 or any other product candidates, if and when they are approved;
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

Our digital technologies may not be successful, which may adversely affect our business, financial condition and results of operation.

We may develop digital medicine projects in conjunction with our drug development programs that are intended to help facilitate the adoption and scalability of our product candidates, if they are approved and commercialized. In addition, we may work with technology companies or other third parties to acquire or develop new technologies to support our drug development programs. Our efforts to develop, acquire or integrate these technologies may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other key elements of our strategy. If our efforts to develop, acquire or integrate these digital technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.

The future commercial success of our product candidates will depend on the degree of market access and acceptance of our product candidates, if approved, among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

We may never have a product candidates that is commercially successful. To date, we have no product candidates authorized for marketing. Our product candidates require further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before they can produce any revenue. Furthermore, if approved, our product candidates may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including lysergide and MDMA. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of product candidates may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our product candidates by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

•
acceptance by HCPs, patients and payors of each product candidate as safe, effective and cost-effective;
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
•
the availability and amount of coverage and reimbursement from payors, and the willingness of patients to pay out of pocket in the absence of payor coverage or adequate reimbursement;

•
the willingness of the target patient population to try, and of HCPs to prescribe, the product candidate;
•
any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of lysergide, MDMA or any other drugs from the same drug or chemical class;
•
any restrictions on the use, sale or distribution of our product candidates, including through a REMS program; the extent to which product candidates are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and
•
whether our product candidates are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line product candidate.

If our product candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some product candidates achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party treatment sites offering any approved product candidate. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.

If we are able to commercialize our product candidates, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party treatment sites that can offer and administer our product candidates. Our commercial model of delivering our product candidates will also involve third-party HCPs before, during and after the administration session, which will be hosted in one of the third-party treatment sites. We intend to commercialize our product candidates by building close relationships with qualified third-party treatments sites where these HCPs will administer our product candidates. Because we intend to work only with third-party sites and providers who agree to adhere strictly to the administration protocols described in labeling or a REMS program, we may face limitations on the number of sites available to administer our product candidates. Any such limitations could make it impracticable or impossible for some potential patients to access our product candidates, if approved, which could limit the overall size of our potential patient population and harm the results of our future operations. Although we plan to train and certify such third-party treatment sites, conduct further research on and continuously improve our administration protocols, we expect this to involve significant costs, time and resources, and our efforts may not be successful.

If we are unable to establish a sufficient network of third-party treatment sites certified under applicable standards, including regional, national, state or other applicable standards as needed to administer our product candidates, including the certifications that such third-party treatment sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the HCPs to be employed by the third-party treatment sites where the HCPs administer our product candidates. Third-party treatment sites could, for a number of reasons, demand higher payments for our product candidates or take other actions to increase their income from selling our product candidates, which could result in higher costs for payors and for our patients to get access to our product candidates. For example, legal regimes may require higher levels of licensure which force us to contract with third-party treatment sites that demand higher payment rates to administer our product candidates. In addition, third-party treatment sites may have difficulty meeting regulatory or accreditation requirements.

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

We currently rely on qualified HCPs working at third-party clinical trial sites to administer our product candidates in our clinical trials and we expect this to continue upon approval, if any, of MM120, MM402 or any other product candidates. If third-party sites fail to recruit and retain a sufficient number of HCPs or effectively manage their HCPs, our business, financial condition and results of operations would be materially harmed.

We currently administer our product candidates in our clinical trials through qualified third-party HCPs working at third-party clinical trial sites. However, there are currently not enough trained HCPs to carry out our product candidates at a commercial scale, and our efforts to facilitate training and certification programs for HCPs may be unsuccessful.

While we currently provide training to the HCPs and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the HCPs who deliver our product candidates to patients and do not intend to do so in the future. Such HCPs are typically employed by third-party treatment sites. If our product candidates are approved for commercialization, third-party treatment sites may demand substantial financial resources from us to recruit and retain a team of qualified HCPs to administer our product candidates. If the third-party treatment sites fail to recruit, train and retain a sufficient number of HCPs, our ability to offer and administer our product candidates will be greatly harmed, which may in turn reduce the market acceptance rate of our product candidates. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.

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

We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of product substances. Currently, we have no product candidates that have been approved for commercial sale; however, the use of our product candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved product candidates in the future, may expose us to liability claims. These claims might be made by patients who use our product candidates, HCPs, pharmaceutical companies, our corporate collaborators or other third parties that sell our product candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If MM120, MM402 or any other product candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use MM120, MM402 or any other product candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:

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

•
loss of revenue from product sales; and
•
the inability to commercialize our product candidates, if approved.

It is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.

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

Lysergide, MDMA and other compounds used in our product candidates are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming that MM120, MM402 or any other product candidates containing lysergide, MDMA and other Schedule I controlled substances are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such product candidates could continue to be Schedule I, or the state or foreign equivalent. Violations of any U.S. federal, state or local laws or other foreign and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity or the market price of our publicly traded common shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities.

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

In addition, even if we or third parties were to conduct activities in compliance with U.S. federal, state or local laws or other foreign laws in which we conduct activities, potential enforcement proceedings could involve significant restrictions being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favor. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Strict compliance with U.S. federal, state and local laws or other foreign laws and with respect to Schedule I substances, such as lysergide and MDMA does not absolve us of potential liability under U.S. federal, state and local laws or other foreign laws, nor provide a defense to any proceeding which may be brought against us. Any such proceedings brought against us may adversely affect our operations and financial performance.

Our business operations and our relationships with investigators, healthcare professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our operations may be directly, or indirectly through our relationships with investigators, healthcare professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute (the “federal Anti-Kickback Statute”). HCPs, physicians and others play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved product candidates, and other parties through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual or purchase, lease or order or the arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (the “FCA”). The definition of “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA, as amended by the HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. To the extent that we act as a business associate to a HCP engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, such as restricting the use and disclosure of patient-identifiable health information, mandating the adoption of standards relating to the privacy and security of patient-identifiable health information, and requiring the reporting of certain security breaches to HCP customers with respect to such information. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection. If we cannot implement a valid compliance mechanism for cross-border information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

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

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those product candidates and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford our product candidates, if approved. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for product candidates by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize and attract additional collaboration partners to invest in the development of our product candidates. There is limited clinical data on the long-term efficacy of lysergide or MDMA on treating brain health disorders. Certain patients may need repeated treatments over their lifetime to avoid or re-treat a relapse of their disorder. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given product candidate by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product candidate that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

We intend to seek approval to market MM120, MM402 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions.

In some foreign countries, particularly certain countries in Europe, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Third-party payors are increasingly challenging prices charged for product substances and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive product candidate is available. It is possible that a third-party payor may consider our current product candidates as substitutable and only offer to reimburse patients for the less expensive drugs. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed therapies at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on product candidates that we may develop.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved therapies. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical therapies are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical therapies but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU-wide, law and policy. The medicines regulatory regime in respect of the EU applies to the EEA, which comprises the EU Member States as well as Norway, Iceland and Liechtenstein. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of therapies in that context. In general, however, the healthcare budgetary constraints in many EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing EU and national regulatory burdens on those wishing to develop and market therapies, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any product candidates for which we obtain marketing approval.

EU pharmaceutical legislation may materially affect our ability to market and receive coverage for our product candidates in the EU Member States. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation to revise and replace the existing EU pharmaceutical legislation (the Regulation 726/2004 and the Directive 2001/83/EC) and the legislation on medicines for children and for rare diseases (Regulation 1901/2006 and Regulation 141/2000/EC, respectively). The proposal is currently being discussed by the European Parliament and the Council of Ministers.

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

In addition, in most foreign countries, including many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual EU Member States could restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost- effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Moreover, the HTA Regulation of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. The outcome of an HTA Regulation will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA Regulation of the specific medicinal product currently varies between EU Member States. This will most likely change in 2025. It is difficult to predict at this time what third party payors and governmental authorities will decide with respect to the coverage and reimbursement for our product candidates.

There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, therapies launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product candidates is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our product candidates in those countries would be negatively affected.

Moreover, increasing efforts by governmental and third-party payors in the EU, the United States and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved therapies and, as a result, they may not cover or provide adequate payment for our product candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific therapies. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new therapies.

Enacted and future legislation may increase the difficulty of commercializing our product candidates and affect the prices we may charge for such product candidates.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under

Medicare, (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025). These provisions began to take effect in fiscal year 2023 and are expected to have a significant impact on the pharmaceutical industry, and have been subject to legal challenges. Further, the Biden administration released an additional executive order directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Depending upon the timing, duration and conditions of FDA marketing approval of MM120, MM402 or any other product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable product candidates could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

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

In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the United States and at the appropriate level in other jurisdictions. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our product candidates.

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

Social media is increasingly being used to communicate about our clinical development programs and the significant number of brain health disorders our products are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Competitors have developed and may develop technologies that could be the basis for products that challenge the discovery research capabilities of MM120, MM402 or other product candidates we are developing. Some of those products may have an entirely different approach or means of accomplishing the desired product effect than our product candidates and may be more effective or less costly than our product candidates. The success of our competitors and their product candidates relative to our technological capabilities and competitiveness could have a material adverse effect on the future preclinical studies and clinical trials of our product candidates, including our ability to obtain the necessary regulatory approvals for the conduct of such clinical trials. This may further negatively impact our ability to generate future product development programs using MM120, MM402 or other product candidates.

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

As of December 31, 2023, we had 57 full-time and part-time employees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the FDA and other comparable foreign regulatory agencies’ review process for MM120, MM402 or any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize MM120, MM402 or other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of MM120, MM402 or any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize MM120, MM402 or other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of information or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we have employees and consultants upon which we rely to support our business located in geographical proximity to unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, such as consultants in Slovakia, a country that borders Ukraine which was attacked by Russia in February 2022 through various means, including cyberattacks.

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

Should the UK further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our products. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights.

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

If we are unable to obtain and maintain effective patent rights for our product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to prevent third parties from using the same technologies that we use in our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is challenged, then it could threaten our ability to prevent competitive products from using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

We have filed patent applications directed to our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the patents covering lysergide and MDMA have expired. We have developed our own proprietary formulations or manufacturing methods for these products that we believe are not covered by valid claims of third-party patents, and we have filed patent applications directed to our formulations. We cannot guarantee that our proprietary formulations will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to MM120, MM402 or other product candidates would cover the formulations of any competitors. We have patents and patent applications directed to aspects of our downstream manufacturing processes for various biosimilars, including MM120. In contrast to our patent applications directed to formulations of MM120, the proprietary technologies embodied in our process-related patent filings, while directed to inventions we believe may provide us with competitive advantage, were not developed by us to avoid third-party patents. As in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties.

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

If we are unable to maintain effective proprietary rights for our product candidates, we may not be able to compete effectively in our markets.

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

We are a party to research and license collaborations, including an exclusive worldwide license agreements with University Hospital Basel, pertaining to lysergide and other research products. We are also party to a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of MM120. If we fail to comply with our obligations under these agreements or if we are subject to a bankruptcy, we may be required to make certain payments to the licensor of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. In the event we breach any of our obligations under these agreements, we may incur significant liability to our research and licensing partners. Disputes may arise regarding intellectual property subject to a research licensing agreement, including:

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

In addition, our license agreement with Catalent imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for our product candidates.

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

Risks Related to our Dependence on Third Parties

We rely on third parties to supply and manufacture the lysergide, R(-)-MDMA and other controlled substances incorporated in our product candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing our product candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any product candidates, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.

We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture MM120, MM402 or any other product candidates, including the lysergide, R(-)-MDMA or other controlled substances incorporated into such product candidates. We rely on, and expect to continue to rely on, CDMOs, for the development, manufacture and production of the lysergide used in our product candidates administered in our clinical trials and will continue to rely on such CDMOs for the development, manufacture and production of any commercial supply, if our product candidates are approved. Currently, we engage with multiple CDMOs for all activities relating to the development, manufacture and production of all components incorporated in our product candidates. Reliance on third-party providers, such as CDMOs, exposes us to more risk than if we were to manufacture our product candidates. We do not control the manufacturing processes of the CDMOs we contract with and are dependent on those third parties for the production of MM120, MM402 or any other product candidates in accordance with relevant regulations (such as the FDA’s GLP, cGMPs or similar regulatory requirements outside the U.S.) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of MM120, MM402 or any of our other product candidates, including our current supplier of active pharmaceutical ingredient, have not in the past been subject to inspection by the FDA and/or national competent authorities of the EU Member States and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of MM120, MM402 or any other product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of MM120, MM402 or any other product candidates and harm our business and results of operations.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for MM120, MM402 or any other product candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, we have engaged a single supplier for the production of lysergide. Because lysergide is a controlled substance and subject to increased regulation resulting from that classification, if we are unable to reply on our current supplier for lysergide, we may experience delays or increased costs in obtaining an alternative provider or we may be unable to find an alternative supplier on acceptable terms. Our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our preclinical studies and clinical trials and the commercialization of our product candidates, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

In complying with the manufacturing requirements of the FDA, the DEA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the product candidates meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of product candidates and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA and other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the product candidates could suffer significant interruptions. We face risks inherent in relying on a limited number of CDMOs, as any disruption, such as a fire, natural hazards or vandalism at the CDMO, or a change in operations as a result of the sale of one of our CDMOs, could significantly interrupt our manufacturing capability. For example, we have engaged Catalent for certain contract manufacturing and other services related to our planned MM120 Phase 3 clinical trials. On February 5, 2024, Catalent announced the Catalent merger. While we do not currently anticipate any impact on our relationship with Catalent, the proposed merger may impact Catalent’s management and operations, which could significantly interrupt our manufacturing capability and require us to find a new CDMO to provide clinical supplies, if MM120 is approved. We currently do not have disaster recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Further, these investigators, academic collaborators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators, academic collaborators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. In addition, investigators, academic collaborators and CROs may have difficulty staffing, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors, any of which materially adversely affect our business.

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

There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs, academic collaborators or investigators on commercially reasonable terms or at all. If CROs, academic collaborators or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Risks Related to the Securities Markets and Ownership of our Common Shares

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

Stock markets in general and our share price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, from January 2, 2023 to December 29, 2023, the closing price of our common shares on the Nasdaq Capital Market ranged from as low as $2.43 to as high as $4.93 and on the Cboe Canada exchange (formerly "NEO Exchange") ranged from as low as CAD $3.36 to as high as CAD $6.51 and daily trading volume ranged from approximately 95,500 to 5,178,100 shares on the Nasdaq Capital Market and daily trading volume ranged from approximately 1,050 to 176,512 shares on the Cboe Canada exchange (formerly "NEO Exchange"). During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common shares. In particular, a large proportion of our common shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common shares, further influencing volatility in their market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common shares to fluctuate, which may limit or prevent investors from readily selling their common shares and may otherwise negatively affect the liquidity of our common shares.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and research-stage programs, which will change from time to time;
•
our ability to enroll patients in clinical trials and the timing of enrollment;
•
the cost of manufacturing our product candidates, which may vary depending on FDA, EMA, EC or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•
expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•
the timing and outcomes of clinical trials for MM120, MM402 and any of our other product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with MM120, MM402 and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of MM120, MM402 or any of our other product candidates;
•
the level of demand for MM120, MM402 and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with MM120, MM402 and any of our other product candidates;

•
our ability to commercialize MM120, MM402 and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year (1) in which we have more than $1.235 billion in annual revenue; (2) on which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) following the fifth anniversary of the date of the first sale of common equity securities of the issuer under an effective Securities Act registration statement.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common shares or other securities or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. For example, a group of our shareholders nominated four director candidates for election to our six-member Board at our 2023 annual general meeting of shareholders, and waged a proxy contest in support of their candidates and in opposition to four of our Board’s director nominees. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management's and our Board’s attention and resources from our business. Further, a future proxy contest, unsolicited takeover proposal, or other shareholder activism relating to the election of directors or other matters would most likely result in significant legal fees and proxy solicitation expenses and require significant time and attention. Even if not formally launched, the potential of a proxy contest, unsolicited takeover proposal, or other shareholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Actions of activist shareholders against us have been and could be disruptive and costly, may cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and our Board’s attention and resources, and may have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by activist shareholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, a group of our shareholders nominated four director candidates for election to our six-member Board at our 2023 annual general meeting of shareholders, and waged a proxy contest in support of their candidates and in opposition to four of our Board’s director nominees. Future activist shareholder matters, including a proxy contest and potential related litigation, could have a material adverse effect on us for the following reasons:

•
Such shareholders may attempt to effect changes in our governance and strategic direction or to acquire control over our Board or the Company.

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

Under our articles, we are required to comply with certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings. These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

There are material differences between the BCBCA and the Delaware General Corporation Law (the “DGCL”), including the following: (i) under the BCBCA, significant corporate actions, such as continuances, certain amalgamations, sales, leases or other dispositions of all or substantially all of the undertaking of a company (other than in the ordinary course of business), liquidations, dissolutions and certain arrangements, require the approval of at least two thirds of the votes cast by a company’s shareholders, whereas under Delaware law, a majority of the total voting power of outstanding shares entitled to vote on the matter is generally required for sch matters; (ii) under the BCBCA shareholders holding at least 1/20 of our issued and outstanding common shares can requisition a general meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iii) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the shareholders; however, many public company charters limit removal of directors to a removal for cause; and (iv) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) alter the identifying name of any of our shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

If we fail to meet all applicable listing requirements and either Nasdaq or Cboe Canada determines to delist our common shares, or if we elect to voluntarily delist from Cboe Canada, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

Our common shares are currently listed on both Nasdaq and Cboe Canada exchanges. There can be no assurance that we will maintain compliance with the requirements for listing our common shares on Nasdaq or Cboe Canada. If we fail to meet all applicable listing requirements for either Nasdaq or Cboe Canada, our common shares could be delisted from such exchanges. In addition, we may voluntarily elect to delist from Cboe Canada as a result of the costs to comply with the applicable listing requirements. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our U.S. federal net operating loss ("NOL") carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs, is limited to 80% of taxable income. As of December 31, 2023, we had available U.S. federal NOL carryforwards of $128.3 million which can be carried forward indefinitely. We also have available state NOL carryforwards of approximately $17.0 million as of December 31, 2023, of which $0.2 million can be carried forward indefinitely and $16.8 million expire beginning December 31, 2028 and are subject to limitation on use.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs and certain other pre-ownership change tax attributes to offset its post-ownership change taxable income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of the Company. As a result, our ability to utilize our NOLs and certain other tax attributes could be limited.

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

We will be deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of being incorporated under the laws of a province of Canada. Accordingly, we will be subject to Canadian taxation on our worldwide income, in accordance with the rules in the Income Tax Act (Canada) (the “Tax Act”) generally applicable to corporations resident in Canada.

Notwithstanding that we will be deemed to be a resident of Canada for Canadian federal income tax purposes, we are treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to Section 7874(b) of the Code, and the U.S. Treasury Regulations promulgated thereunder. Accordingly, we will be subject to a number of significant and complicated U.S. federal income tax consequences as a result of being treated as a U.S. domestic corporation for U.S. federal income tax purposes and will be subject to taxation on our worldwide income both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

Dispositions of common shares may be subject to Canadian tax and will be subject to United States tax, and dividends on common shares will be subject to Canadian and/or United States taxes.

Dispositions of common shares will not be subject to Canadian tax, unless the common shares constitute “taxable Canadian property” (as defined in the Tax Act) of a holder of the common shares that is a non-resident of Canada for purposes of the Tax Act. Such holders whose common shares may constitute taxable Canadian property should consult their own tax advisors. In addition, dispositions of common shares by U.S. Holders (as defined below) will be subject to U.S. tax, and certain dispositions of common shares by Non-U.S. Holders (including if we are treated as a U.S. real property holding corporation (“USRPHC”)) will be subject to U.S. tax.

It is currently not anticipated that we will pay any dividends on the common shares in the foreseeable future. However, to the extent dividends are paid on the common shares, dividends received by shareholders who are residents of Canada for purposes of the Tax Act (and Non-U.S. Holders for purposes of the Code) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States income tax treaty (the “Treaty”). In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

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
•
a corporation or other entity treated as a corporation for U.S. federal income tax purposes created in, or organized under the laws of, the United States, any state thereof or the District of Columbia;
•
an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
•
a trust (A) the administration of which is subject to the primary supervision of a U.S. court and which has one or more United States persons (within the meaning of the Code) who have the authority to control all substantial decisions of the trust or (B) that has in effect a valid election under applicable U.S. Treasury Regulations to be treated as a U.S. person.

For purposes hereof, a “Non-U.S. Holder” means a beneficial owner of common shares that is not a U.S. Holder (except that, with respect to an entity (or other arrangement taxable as a partnership for U.S. federal income tax purposes), a “Non-U.S. Holder” refers to any partner in such partnership that is not a U.S. Holder as defined above).

As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of our Non-U.S. Holders upon a disposition of common shares generally depends on whether we are classified as a USRPHC for U.S. federal income tax purposes. We believe that we presently are not a USRPHC and do not presently anticipate that we will become a USRPHC. However, because this determination is made from time to time and is dependent upon a number of factors, some of which are beyond our control, including the value of our assets, there can be no assurance that we will not become a USRPHC. If we ultimately are determined by the United States Internal Revenue Service ("IRS"), to constitute a USRPHC, our Non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of the common shares.

We may incur significant tax liabilities under Section 280E of the Code.

Section 280E of the Code prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has invoked Section 280E of the Code in tax audits against various businesses in the United States that carry on certain drug sales that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. significantly higher than the rate typically applicable to U.S. corporations. While there are currently several pending cases before various U.S. administrative and federal courts challenging these restrictions, there can be no assurance that these courts will issue an interpretation of Section 280E of the Code favorable to our businesses.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal information (such as health-related information), data related to clinical trials, intellectual property, and trade secrets. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our collaborative partners, third-party service providers and other business partners to safeguard our data.

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a comprehensive cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.

We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Our information security program is tactically and strategically supplemented via partnerships and engagements with key consultants, vendors, and service providers. We also actively engage with key vendors as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We use a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, vendor audits, vendor qualification, and conducting due diligence in connection with onboarding new vendors and regular vendor reviews. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Governance

Management Oversight

Our information security program is managed by designated information technology personnel and members of our management team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology team, consisting of a Director of Information Technology and external consultants. Our Information Technology team leverages over 20 years of experience in pharmaceutical and biotechnology information technology, security, and management. Our Information Technology team is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Information Technology team provides periodic reports to our senior management as appropriate.

Board Oversight

Our Board has delegated overall responsibility for risk oversight, including cybersecurity risk matters, to our Audit Committee. Our senior management provides periodic reports to our Audit Committee and our Board. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. In addition, our information security program is regularly evaluated by external experts with the results of those reviews reported to senior management and our Board.

Cybersecurity Risks

While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors—If our information technology systems or data, or those of third parties upon which we rely, are of were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

In the last three years, we did not experience any material cybersecurity incidents or threats.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Shares

Our common shares are publicly traded on the Nasdaq Global Select Market under the symbol “MNMD” and on the Cboe Canada exchange (formerly "NEO Exchange") under the symbol “MMED”.

Holders of Record

As of December 31, 2023, there were approximately 82 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our share capital since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

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

Overview

We are a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM120 and MM402, our lead product candidates.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $95.7 million for the year ended December 31, 2023 and $56.8 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $290.2 million and cash and cash equivalents of $99.7 million.

During the period ended December 31, 2023, we continued to enhance the resources required to build our pipeline of opportunities. This included adding personnel and contract resources and ramping up the non-clinical aspects of our activities.

Research & Development Program Update

MM120 (Lysergide D-tartrate)

On August 3, 2023, we announced that, based on a review of the Company’s statistical assumptions, the target patient enrollment for our Phase 2b trial evaluating MM120 (lysergide D-tartrate) for generalized anxiety disorder (“GAD”) has been lowered from 200 to 180 participants while maintaining the statistical power (approximately 90%) to achieve the trial’s objectives. However, on September 12, 2023, we announced that we had completed patient enrollment, with 198 patients having been enrolled in the trial who received a single administration of 25 µg, 50 µg, 100 µg or 200 µg of MM120 or placebo. In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety (“HAM-A”) rating scale compared to placebo at Week 4. MM120 was administered as a single-dose in a monitored clinical setting with no additional therapeutic intervention. MM120 100 µg – the dose achieving the highest level of clinical activity – demonstrated a 7.6-point reduction compared to placebo at Week 4 (-21.3 MM120 vs. -13.7 placebo; p<0.0004; Cohen’s d=0.88). Clinical Global Impressions—Severity (“CGI-S”) scores on average improved from 4.8 to 2.4 in the 100 ug dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline’ at Week 4 (p<0.001). This clinical activity was observed to be rapid and durable beginning on Day 2 and continuing through Week 4 with no loss of activity observed on either HAM-A or CGI-S.

Additional secondary and exploratory endpoints included in the primary topline results included HAM-A response and remission rates and CGI-S scores. Clinical response (50% or greater improvement in HAM-A) at Week 4 was achieved in 78% of participants treated with MM120 (100 µg or 200 µg) compared to 31% for placebo. Clinical remission (HAM-A ≤ 7) at Week 4 was achieved in

50% of participants treated with MM120 100 µg compared to 18% for placebo. CGI-S scores demonstrated a statistically significant and clinically meaningful improvement compared to placebo in the 100 µg (p≤0.001) and 200 µg (p≤0.01) dose groups. On average, participants receiving MM120 (100 µg or 200 µg) experienced a 2-unit improvement in the CGI-S score at Week 4, with statistically significant improvements observed as early as one day after treatment and continuing at all evaluated timepoints through Week 4. We expect to present additional topline 12-week data from the trial in the first quarter of 2024 and to present full results at a scientific meeting in 2024.

MM120 was generally observed to be well tolerated, with mostly transient mild-to-moderate adverse events ("AEs") that appear consistent with the pharmacodynamic effects of MM120. The overall four-week completion rate in the trial was approximately 90% and was 97.5% in the high dose groups, and no participants in the high dose groups discontinued due to an adverse event through Week 4. There were no drug-related serious adverse events. The most common adverse events (at least 10% incidence in the high dose groups) occurred on dosing day and included illusion, hallucinations, euphoric mood, anxiety, thinking abnormal, headache, paraesthesia, dizziness, tremor, nausea, vomiting, feeling abnormal, mydriasis and hyperhidrosis.

We expect that results of this trial will support the advancement of MM120 into Phase 3 clinical development for GAD. We plan to hold an End-of-Phase 2 meeting with the FDA in the first half of 2024 and expect to initiate Phase 3 clinical trials in the second half of 2024.

In October 2023, we announced that the enrollment for our Phase 2a trial evaluating MM120 in a subperceptual repeat administration dosing regimen for the treatment of attention deficit hyperactivity disorder (“ADHD”) was completed. This proof-of-concept trial for the treatment of ADHD is designed to assess the safety and efficacy of repeated low-dose MM120 administration in 53 patients. In January 2024, we announced that our Phase 2a trial in ADHD did not meet its primary endpoint. We do not plan any further development activities for the sub-perceptual dose regimen. We believe that the results of our Phase 2a trial, in conjunction with the findings from our Phase 2b trial of MM120 in GAD, support the critical role of perceptual effects of MM120 in mediating a clinical response. We intend to continue prioritizing development of the MM120 program in GAD and other psychiatric indications, using the single perceptual dose (100 μg or greater) regimen that has shown strong positive results in numerous studies.

In April 2023, our collaborators at the University Hospital Basel (“UHB”) released positive topline data from a double-blind, investigator-initiated trial evaluating lysergide in the treatment of major depressive disorder (“MDD”). The topline data demonstrated significant, rapid, durable and beneficial effects of lysergide and its potential to mitigate symptoms of MDD. The high dose lysergide regimen in which patients received 100 µg at their first dosing day and 200 µg at their second dosing day (separated by four weeks) resulted in statistically and clinically significant improvements on the primary endpoint, which was the change in clinician-rated Inventory of Depressive Symptomatology (“IDS-C”) scores 6 weeks after the first administration as compared to control (whether or not the patient received a second administration). The control group in this trial received a lower dose regimen of 25 µg on both treatment days. Patients in the high dose arm (n=28) demonstrated a least square mean change from baseline in IDS-C scores of -12.9 points compared to -3.6 points in the lower dose arm (n=27, p=0.02). The statistically significant benefit as measured by IDS-C was maintained up to 16 weeks after the first administration compared to placebo (p=0.008). Data from the secondary endpoints were also encouraging. The investigational drug was generally well-tolerated, as indicated by reported adverse events, changes in vital signs and laboratory values.

MM402 (R(-)-MDMA)

MM402, or R(-)-MDMA, is our proprietary form of the R-enantiomer of MDMA (3,4-Methylenedioxymethamphetamine), which we are developing for the treatment of Autism Spectrum Disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. R(-)-MDMA is thought to increase the levels of serotonin and, to a lesser extent, norepinephrine, and dopamine, in the brain, resulting in feelings of increased sociability and interpersonal emotional warmth. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it could exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In the third quarter of 2022, our collaborator, UHB, began conducting a Phase 1 investigator-initiated trial of R(-)-MDMA, S(+)-MDMA and R/S-MDMA in healthy volunteers to compare the tolerability, pharmacokinetics and acute subjective, physiological and endocrine effects of the three molecules. We anticipate topline results from UHB’s trial to be presented in the first half of 2024. In addition, we have initiated our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers in the fourth quarter of 2023. Our Phase 1 clinical trial is intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402 and will enable further clinical trials to characterize the effects of repeated daily doses of MM402 and the exploration of early signs of efficacy in the ASD population.

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

Our Board approved a reverse share split of our common shares on a 15-for-1 basis, which was effected on August 26, 2022 and which brought the bid price of our common shares above the minimum bid price requirement under the Nasdaq Listing Rules (“August Share Split”). No fractional common shares were issued as a result of the August Share Split. Each fractional common share remaining upon the August Share Split that was less than 1/2 of a common share was cancelled and each fractional common share that was at least 1/2 of a common share was changed to one whole common share. The August Share Split affected all common shares outstanding immediately prior to the effective time of the August Share Split, as well as the number of common shares available under our stock option plan and equity incentive plan. In addition, the August Share Split effected a reduction in the number of common shares issuable upon exercise of stock options, vesting of Restricted Share Units and exercise of warrants outstanding immediately prior to the effectiveness of the August Share Split. All references to common shares, options to purchase common shares, share data, per share data, and related information contained in this report have been retrospectively adjusted to reflect the effect of the August Share Split for all periods presented.

On September 13, 2022, following the completion of the August Share Split, we received a notice from the Nasdaq Listing Qualifications Office indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of direct and indirect costs incurred for the development of our product candidates.

External expenses include:

•
payments to third parties in connection with the clinical development of our product candidates, including licensing fees and fees to contract research organizations ("CROs") and consultants;
•
the cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations ("CMOs") and consultants;
•
payments to third parties in connection with the preclinical development of our product candidates, including outsourced professional scientific development services, consulting research fees and sponsored research arrangements with third parties; and
•
allocated operational expenses, which include direct or allocated expenses for information technologies and human resources.

We may also incur in-process research and development expenses as we acquire or in-license assets from other parties. Technology acquisitions are expensed or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. Acquired in-process research and development costs that have no alternative future use are immediately expensed.

Internal expenses include employee-related costs such as salaries, related benefits and non-cash stock-based compensation expense for employees engaged in research and development functions.

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD, ASD and other potential or future indications, including initiating additional and larger clinical trials.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	$ Change	% Change
Operating expenses:
Research and development	$52,124	$36,169	$15,955	44%
General and administrative	41,742	30,162	11,580	38%
Total operating expenses	93,866	66,331	27,535	42%
Loss from operations	(93,866)	(66,331)	(27,535)	42%
Other income/(expense):
Interest income, net	4,664	1,495	3,169	212%
Foreign exchange gain, net	157	195	(38)	-19%
Change in fair value of 2022 USD Financing Warrants	(6,636)	7,843	(14,479)	-185%
Other (expense)/income	(51)	2	(53)	*
Total other (expense)/income, net	(1,866)	9,535	(11,401)	-120%
Net loss	(95,732)	(56,796)	(38,936)	69%
Other comprehensive loss:
Loss on foreign currency translation	(284)	(419)	135	-32%
Comprehensive loss	$(96,016)	$(57,215)	$(38,801)	68%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	$ Change	% Change
External Costs
MM120 program	$23,516	$7,448	$16,068	216%
MM402 program	1,904	2,584	(680)	-26%
MM110 program	44	1,419	(1,375)	-97%
External R&D collaborations	1,039	1,870	(831)	-44%
Preclinical and other programs	4,775	4,568	207	5%
Total external costs	31,278	17,889	13,389	75%
Internal Costs	20,846	18,280	2,566	14%
Total research and development expenses	$52,124	$36,169	$15,955	44%

Research and development expenses increased by $15.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to increases of $16.1 million in expenses related to clinical research and product development for the MM120 GAD trial, $2.6 million in internal personnel costs as a result of increasing research and development capacities, offset by a decrease of $0.7 million in expenses related to our MM402 program, a decrease of $0.8 million of expenses in connection with various external research and development collaborations, and a decrease of $1.2 million in expenses related to preclinical activities and the MM110 program.

General and Administrative

General and administrative expenses increased by $11.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was attributable to professional services fees and expenses related to the proxy contest in connection with our 2023 annual general meeting of shareholders and costs to support the growth of our business.

Other Income (Expense)

Interest Income, Net

Interest income, net increased by $3.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to interest earned on our cash and cash equivalents as a result of higher interest rates during the year ended December 31, 2023, partially offset by interest expense related to our credit facility.

Foreign Exchange Gain, Net

Foreign exchange gain for the year ended December 31, 2023 was consistent with the amount compared to the year ended December 31, 2022.

Other (Expense)/Income

Other (expense)/income for the year ended December 31, 2023 was materially consistent with the amount compared to the year ended December 31, 2022.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $6.6 million for the year ended December 31, 2023. Revaluation gain on the 2022 USD Financing Warrants liability was $7.8 million for the year ended December 31, 2022. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

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

K2 HealthVentures Loan Agreement

On August 11, 2023 (the “Closing Date”), we and certain of our subsidiaries party thereto, as co-borrowers (together with us, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (“Term Loans”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

The Term Loans mature on August 1, 2027, and the obligations of the Borrowers under the Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. The Term Loans bear a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.95%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loans, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Borrowers. The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loans to convert any portion of the principal amount of the Term Loans then outstanding, up to an aggregate principal amount of $4.0 million, into our common shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The conversion price will be subject to adjustment upon the occurrence of certain events which include, but are not limited to, payment of dividends and distribution of shares. The Loan Agreement also provides the Lenders with certain piggyback registration rights with respect to the Conversion Shares.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants for financings of this type, including covenants that limit or restrict the ability of the Borrowers or their subsidiaries to, among other things: dispose of assets; make changes to their business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain enumerated exceptions. The Loan Agreement contains customary events of default for financings of this type, including pursuant to a change in control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of the administrative agent), immediately due and payable. The proceeds of borrowings under the Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Term Loans may not be reborrowed.

Equity Financings

On September 30, 2022, we closed an underwritten public offering of 7,058,823 common shares and accompanying warrants to purchase 7,058,823 common shares (the “2022 USD Financing Warrants”) at a combined offering price of $4.25 per common share, for net proceeds of $27.5 million. Each 2022 USD Financing Warrant is immediately exercisable for one common share at an exercise price of $4.25 per common share, subject to certain adjustments and will expire on September 30, 2027.

On May 4, 2022, we filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which we may issue and sell common shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, we will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any common shares. We are not obligated to make any sales of our common shares under the ATM. During the year ended December 31, 2023, we sold 2,232,113 common shares for net proceeds of $7.8 million under the ATM. As of December 31, 2023, we had raised an aggregate of $40.2 million under the ATM and may issue and sell common shares for an aggregate offering price of up to an additional $59.8 million.

Our cash and cash equivalents and working capital as of December 31, 2023 were $99.7 million and $71.6 million, respectively.

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

We expect our cash and cash equivalents will be sufficient to fund our current operating plans into 2026, if certain milestones are achieved that unlock additional capital under our credit facility. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of future activities, including building a commercial organization, product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
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
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our product candidates.

Cash Flows

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net cash used in operating activities	$(64,365)	$(50,139)
Net cash provided by financing activities	21,848	59,051
Foreign exchange impact on cash	79	(309)
Net (decrease)/increase in cash and cash equivalents	$(42,438)	$8,603

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $64.4 million, which consisted of a net loss of $95.7 million, partially offset by $25.1 million in non-cash charges and a net change of $6.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $6.6 million, share-based compensation of $15.5 million, and amortization of intangible assets of $3.2 million.

Cash used in operating activities for the year ended December 31, 2022 was $50.1 million, which consisted of a net loss of $56.8 million, partially offset by $10.5 million in non-cash charges and a net change of $3.8 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $13.7 million, amortization of intangible assets of $3.2 million, partially offset by a change in fair value on the 2022 USD Financing Warrants liability of $7.8 million.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023 was $21.8 million, which consisted of proceeds of $15.0 million from our credit facility partially offset by $0.8 million payment of our credit facility issuance costs, $7.5 million of net proceeds from the issuance of common shares under our ATM, net of issuance costs, and $0.1 million of proceeds from the exercise of the 2022 USD Financing Warrants.

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

Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. To date, our estimated accruals have not differed materially from actual costs incurred.

Research and development costs are expensed in the periods in which they are incurred. External costs consist primarily of payments to outside consultants, third-party CROs, CDMOs, clinical trial sites and central laboratories in connection with our discovery and preclinical activities, process development, manufacturing and clinical development activities. External costs also include laboratory supplies as well as allocated facilities, depreciation and other expenses. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We allocate external costs by program, clinical or preclinical. Internal costs consist primarily of employee-related costs including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions. We do not allocate internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Fully Diluted Share Capital

The number of issued and outstanding common shares on a fully converted basis as of December 31, 2023 was as follows:

Number of Common Share Equivalents
Common Shares	41,101,303
Stock Options	2,161,734
Restricted Share Units	2,294,056
CAD Compensation Warrants	107,720
CAD Financing Warrants	897,667
2022 USD Financing Warrants	7,031,823
Total - December 31, 2023	53,594,303

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mind Medicine (MindMed) Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

San Diego, California February 28, 2024

Mind Medicine (MindMed) Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$99,704	$142,142
Prepaid and other current assets	4,168	3,913
Total current assets	103,872	146,055
Goodwill	19,918	19,918
Intangible assets, net	527	3,689
Other non-current assets	224	331
Total assets	$124,541	$169,993

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,136	$2,111
Accrued expenses	11,634	5,877
2022 USD Financing Warrants	16,476	9,904
Total current liabilities	32,246	17,892
Credit facility, long-term	14,129	—
Other liabilities, long-term	32	1,184
Total liabilities	46,407	19,076

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of December 31, 2023 and 2022; 41,101,303 and 37,979,136 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	367,991	344,758
Accumulated other comprehensive income	343	627
Accumulated deficit	(290,200)	(194,468)
Total shareholders' equity	78,134	150,917
Total liabilities and shareholders' equity	$124,541	$169,993

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$52,124	$36,169
General and administrative	41,742	30,162
Total operating expenses	93,866	66,331
Loss from operations	(93,866)	(66,331)
Other income/(expense):
Interest income, net	4,664	1,495
Foreign exchange gain, net	157	195
Change in fair value of 2022 USD Financing Warrants	(6,636)	7,843
Other (expense)/income	(51)	2
Total other (expense)/income, net	(1,866)	9,535
Net loss	(95,732)	(56,796)
Other comprehensive loss:
Loss on foreign currency translation	(284)	(419)
Comprehensive loss	$(96,016)	$(57,215)
Net loss per common share, basic and diluted	$(2.44)	$(1.84)
Weighted-average common shares, basic and diluted (Note 2)	39,157,420	30,857,463

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2021	28,126,414	—	288,290	1,046	(137,672)	151,664
Issuance of common shares and warrants, net of share issuance costs	9,370,476	—	42,297	—	—	42,297
Exercise of CAD Financing warrants	76,021	—	708	—	—	708
Exercise of stock options	38,275	—	206	—	—	206
Settlement of restricted share unit awards	367,950	—	—	—	—	—
Withholding taxes paid on vested restricted share units	—	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	13,664	—	—	13,664
Net loss and comprehensive loss	—	—	—	(419)	(56,796)	(57,215)

Balance, December 31, 2022	37,979,136	—	344,758	627	(194,468)	150,917
Issuance of common shares, net of share issuance costs	2,232,113	—	7,823	—	—	7,823
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Exercise of stock options	13,333	—	49	—	—	49
Settlement of restricted share unit awards	849,721	—	—	—	—	—
Stock-based compensation expense	—	—	15,183	—	—	15,183
Net loss and comprehensive loss	—	—	—	(284)	(95,732)	(96,016)

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(95,732)	$(56,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,494	13,707
Amortization of intangible assets	3,162	3,180
Unrealized foreign exchange	(363)	(148)
Issuance costs on liability classified warrants	—	1,500
Change in fair value of 2022 USD Financing Warrants	6,636	(7,843)
Other non-cash adjustments	157	43
Changes in operating assets and liabilities:
Prepaid and other current assets	39	(260)
Other noncurrent assets	51	(180)
Accounts payable	2,025	(2,056)
Accrued expenses	5,318	(416)
Other liabilities, long-term	(1,152)	(870)
Net cash used in operating activities	(64,365)	(50,139)
Cash flows from financing activities
Proceeds from credit facility	15,000	—
Payment of credit facility issuance costs	(844)	—
Proceeds from issuance of common shares, net of issuance costs	7,529	42,297
Proceeds from issuance of 2022 USD Financing Warrants	—	17,747
Payment of 2022 USD Financing Warrants issuance costs	—	(1,500)
Proceeds from exercise of warrants	114	708
Proceeds from exercise of options	49	206
Withholding taxes paid on vested restricted stock units	—	(407)
Net cash provided by financing activities	21,848	59,051
Effect of exchange rate changes on cash	79	(309)
Net (decrease)/increase in cash and cash equivalents	(42,438)	8,603
Cash and cash equivalents, beginning of year	142,142	133,539
Cash and cash equivalents, end of year	$99,704	$142,142
Supplemental Cash Flow Information
Cash paid for interest	$534	$-
Supplemental Noncash Disclosures
Unpaid issuance costs for credit facility	$128	$-
Conversion of 2022 USD Financing Warrants to common stock upon exercise of warrants	$64	$-
Proceeds from issuance of common shares under the at-the-market offering program in prepaid and other current assets	$294	$-
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$194

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

MindMed is a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company’s mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM120 and MM402, the Company’s lead product candidates.

As of December 31, 2023, the Company had an accumulated deficit of $290.2 million. Through December 31, 2023, all the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”) and warrants to purchase Common Shares and the Company’s credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities of the issuer under an effective Securities Act of 1933 registration statement or such earlier time that it is no longer an emerging growth company.

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

Foreign Currency

The Company’s reporting currency is U.S. dollars. In 2019, the Company only operated MindMed US, a single US-based entity, which had a functional currency of the U.S. dollar. After the reverse takeover transaction in February 2020, the Company determined the functional currency of the Company to be the U.S. dollar. During the fourth quarter of 2020, the Company determined that the there was a significant change in circumstances relating to the primary economic environment of the Company, which required a change in the entity’s functional currency from the U.S. dollar to the Canadian dollar (“CAD”). This change in functional currency for the Company, was applied prospectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the intangible assets, accrual for research and development costs, and share-based awards and valuation of warrants. Actual results could differ from those estimates, and such differences could be material to the consolidated balance sheets and statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents. As of December 31, 2023, the Company’s cash equivalents primarily includes a U.S. government money market fund at a high-quality financial institution which invests in highly liquid securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. The Company's cash is deposited in checking accounts at high-quality financial institutions, which at times, may exceed federally insured limits. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2023, the Company has not experienced any losses on its cash or cash equivalents.

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

In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is determined by analyzing the total fair value of equity compared to the carrying value of the reporting unit. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. No impairment charges have been recorded during the years ended December 31, 2023 and 2022.

Intangible Assets

The Company’s finite-lived intangible assets consist of acquired developed technology and are amortized on a straight-line basis, which is aligned to the economic benefit of the asset, over their estimated useful life of three years.

Intangible assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Upon occurrence, recoverability is measured by comparing the sum of the undiscounted expected future cash flows the asset or asset group is expected to generate to its carrying amount. If the carrying amount of the asset exceeds its undiscounted expected future cash flows, an impairment loss is recognized in the amount of the excess of the carrying amount over the fair value of the asset. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. There was no impairment of intangible assets recorded during the years ended December 31, 2023 and 2022.

Warrants

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in Canadian dollars (“CAD$”), with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”), and with each CAD Financing Warrant entitling the holder thereof to purchase a Common Share at a specified CAD$ exercise price. In connection with these equity offerings, the Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”), with each Compensation Warrant entitling the holder thereof to purchase one unit at a specified CAD$ price per CAD Compensation Warrant, and with each unit purchased thereunder entitling the holder thereof to one Common Share and one-half CAD Financing Warrant. CAD Financing Warrants and CAD Compensation Warrants are classified as equity and recorded at fair value at the time of issuance.

2022 USD Financing Warrants

The 2022 USD Financing Warrants (as defined below in Note 7) are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants were recognized at fair value upon issuance and are remeasured to fair value at the end of each reporting period. Any change in fair value is recognized in general and administrative expense on the consolidated statements of operations. Issuance costs related to warrants were expensed within general and administrative expense on the consolidated statements of operations during the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of December 31, 2023, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $96.7 million as of December 31, 2023, and $131.7 million as of December 31, 2022.

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

The Company's credit facility bears variable interest rates, and the carrying amount of the Company's credit facility approximates fair value because interest rates approximate the current rates available to the Company.

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

Substantial portions of the Company’s pre-clinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations (“CROs”) and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. The Company accrues expenses based upon estimated percentage of work completed and the remaining contract milestones. At times, the Company is obligated to make upfront payments upon execution of research and development agreements. Upfront payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses until such goods are delivered or the related services are performed. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period. Sometimes the actual timing of performance or the level of effort varies from the estimate, and if that does occur, the Company will adjust the amounts recorded accordingly.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(95,732)	$(56,796)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	39,157,420	30,857,463
Net loss per share attributable to common shareholders, basic and diluted	$(2.44)	$(1.84)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended December 31,
	2023	2022
Options issued and outstanding under stock option plan	2,161,734	2,190,315
Restricted Share Units	2,294,056	1,570,382
CAD Compensation Warrants	107,720	125,890
CAD Financing Warrants	897,667	1,286,282
2022 USD Financing Warrants	7,031,823	7,058,823
Total	12,493,000	12,231,692

Stock-based compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants or restricted share unit (“RSU”) grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes forfeitures as they occur.

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

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally between 5 to 10 years.

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

The Company also grants-cash settled Directors’ Deferred Share Units (“DDSUs”) to non-executive directors for compensation. Historically, the fair market value of one DDSU was equal to the volume weighted average trading price of a Common Share on the Cboe Canada exchange (formerly "NEO Exchange") for the five business days immediately preceding the valuation date. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the DDSU Plan to be based upon the volume weighted average trading price of a Common Share on the Nasdaq Stock Market. This change is only applicable for DDSUs granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The Company revalues DDSUs on a quarterly basis. The Company recognizes expense on the revaluation of DDSU awards as they vest and records the expense to stock-based compensation expense under general and administrative expense in the consolidated statement of operations and comprehensive loss with a corresponding adjustment related to a DDSU liability recorded to accrued expenses in the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

3.
CREDIT FACILITY

On August 11, 2023 (the “Closing Date”), the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (the “Term Loan”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders. On the Closing Date, the Company paid a facility fee of $0.3 million to K2HV.

The Term Loan matures on August 1, 2027, and the obligations of the Borrowers under the Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property.

The Term Loan bears a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the prime rate as reported in The Wall Street Journal plus (b) 2.95%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Borrowers.

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

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of December 31, 2023.

The Company recorded $0.7 million in interest expense for the year ended December 31, 2023.

Future expected repayments of principal amount due on the credit facility as of December 31, 2023 are as follows (in thousands):

2024	$-
2025	4,522
2026	6,026
2027	4,452
Total principal repayments	$15,000
Unamortized debt issuance costs	(871)
Total credit facility, non-current, net	$14,129

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$96,682	$—	$—	$96,682
Financial liabilities:
Directors' Deferred Share Unit Liability	$387	$—	$—	$387
2022 USD Financing Warrant Liability	$—	$—	$16,476	$16,476
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$131,702	$—	$—	$131,702
Financial liabilities:
Directors' Deferred Share Unit Liability	$124	$—	$—	$124
2022 USD Financing Warrant Liability	$—	$—	$9,904	$9,904

There were no transfers into or out of Level 1, Level 2, or Level 3 during the years ended December 31, 2023 and 2022.

The Company's cash equivalents includes a U.S. government money market fund which invests in highly liquid securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and are measured at fair value in accordance with the fair value hierarchy.

The fair value of the warrant liability is measured at fair value on a recurring basis. The 2022 USD Financing Warrants (as defined below in Note 7) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes-Merton option pricing model using the following assumptions:

	As of December 31, 2023	As of December 31, 2022
Share price	$3.66	$2.20
Expected volatility	94.72%	97.08%
Risk-free rate	3.87%	3.94%
Expected life	3.75 years	4.75 years

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the year ended December 31, 2023, the Company has made no additions to its outstanding goodwill. During the fourth quarter of 2023, the Company performed its annual goodwill impairment test and considered the decrease in its share price as well as other market factors as triggering events and determined a quantitative analysis was needed to be performed. As a result of the quantitative analysis, no impairment loss was recognized. No impairment charges have been recorded during the years ended December 31, 2023 and 2022.

Intangible assets, net

The following table summarizes the carrying value of the Company’s intangible assets (in thousands):

			As of December 31, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(8,958)	$527
Total intangible assets, net		$9,485	$(8,958)	$527

			As of December 31, 2022
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(5,796)	$3,689
Total intangible assets, net		$9,485	$(5,796)	$3,689

As of December 31, 2023, developed technology has a remaining useful life of 0.2 years. Amortization expense included in research and development expense was $3.2 million for both the years ended December 31, 2023 and 2022.

As of December 31, 2023, the expected future amortization expense for finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2024	527
Total	$527

6.
ACCRUED EXPENSES

At December 31, 2023 and 2022, accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$4,526	$3,198
Contribution payable	2,841	1,566
Professional services	2,022	436
Accrued clinical and manufacturing costs	1,884	605
Other accruals	361	72
Total accrued expenses	$11,634	$5,877

7.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of December 31, 2023, the Company had issued and outstanding 41,101,303 shares of Common Shares.

Voting Rights - The holders of Common Shares are entitled to one vote for each Common Share held. All holders of Common Shares are entitled to receive notice of any meeting of shareholders of the Company, and to attend, vote and participate at such meetings, except those meetings at which only holders of a specific class of shares are entitled to vote separately as a class under the Business Corporations Act (British Columbia) (the “BCBCA”). A quorum for the transaction of business at a meeting of shareholders is present if at least two shareholders who, in the aggregate, hold at least 33⅓% of the issued shares entitled to be voted at the meeting are present in person or represented by proxy, irrespective of the number of persons actually present at the meeting. If, within one half hour from the time set for the holding of a meeting of shareholders, a quorum is not present in the case of a shareholder meeting not requisitioned by shareholders, the meeting stands adjourned to the time and place determined by the chair of the meeting or the Board. If, at the adjourned meeting, a quorum is not present within one half hour from the time set for the holding of the meeting, the person or persons present and being, or representing by proxy, one or more shareholders entitled to attend and vote at the meeting constitute a quorum.

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

Common Shares Issued

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the year ended December 31, 2023, the Company sold 2,232,113 common shares for net proceeds of $7.8 million under the ATM. As of December 31, 2023, the Company had raised an aggregate of $40.2 million under the ATM and may issue and sell common shares for an aggregate offering price of up to an additional $59.8 million.

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying warrants to purchase 7,058,823 Common Shares (the “2022 USD Financing Warrants”) at a combined offering price of $4.25 per Common Share, for net proceeds of $27.5 million after deducting underwriting discounts and commissions and offering costs. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an exercise price of $4.25 per Common Share, subject to certain adjustments and will expire on September 30, 2027.

Common Shares Reserved for Issuance

A summary of shares reserved for issuance as of December 31, 2023 is summarized below:

December 31, 2023
Options issued and outstanding under stock option plan	2,161,734
Restricted Share Units	2,294,056
CAD Compensation Warrants	107,720
CAD Financing Warrants	897,667
2022 USD Financing Warrants	7,031,823
Shares available for grant under stock option plan	1,709,405
Total shares reserved for issuance	14,202,405

8.
WARRANTS

The following table summarizes warrant activity for the year ended December 31, 2023.

	Expiration Date	Exercise Price (CAD$)	Outstanding as of December 31, 2022	Exercised	Expired	Outstanding as of December 31, 2023
December 11, 2020 CAD compensation warrants	December 2023	$28.50	18,170	—	(18,170)	—
January 7, 2021 CAD compensation warrants	January 2024	66.00	83,720	—	—	83,720
March 9, 2021 CAD compensation warrants	March 2024	48.75	24,000	—	—	24,000
Total CAD compensation warrants			125,890	—	(18,170)	107,720
October 30, 2020 CAD financing warrants	October 2023	21.00	122,510	—	(122,510)	—
December 11, 2020 CAD financing warrants	December 2023	36.75	266,105	—	(266,105)	—
January 7, 2021 CAD financing warrants	January 2024	86.25	697,667	—	—	697,667
March 9, 2021 CAD financing warrants	March 2024	66.00	200,000	—	—	200,000
Total CAD financing warrants			1,286,282	—	(388,615)	897,667

The following table summarizes warrant activity for the year ended December 31, 2022.

	Expiration Date	Exercise Price (CAD$)	Outstanding as of December 31, 2021	Exercised	Expired	Outstanding as of December 31, 2022
December 11, 2020 CAD compensation warrants	December 2023	$28.50	18,170	—	—	18,170
January 7, 2021 CAD compensation warrants	January 2024	66.00	83,720	—	—	83,720
March 9, 2021 CAD compensation warrants	March 2024	48.75	24,000	—	—	24,000
Total CAD compensation warrants			125,890	—	—	125,890
May 26, 2020 CAD financing warrants	May 2022	11.85	90,490	(76,021)	(14,469)	—
October 30, 2020 CAD financing warrants	October 2023	21.00	122,510	—	—	122,510
December 11, 2020 CAD financing warrants	December 2023	36.75	266,105	—	—	266,105
January 7, 2021 CAD financing warrants	January 2024	86.25	697,667	—	—	697,667
March 9, 2021 CAD financing warrants	March 2024	66.00	200,000	—	—	200,000
Total CAD financing warrants			1,376,772	(76,021)	(14,469)	1,286,282

The weighted average market fair value of shares purchased through warrant exercises during the year ended December 31, 2022 was CAD$11.85.

2022 USD Financing Warrants

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying warrants to purchase 7,058,823 Common Shares (see Note 7) at a combined offering price of $4.25 per Common Share, for net proceeds of $27.5 million after deducting underwriting discounts and commissions and offering costs. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an exercise price of $4.25 per Common Share, subject to certain adjustments and will expire on September 30, 2027.

The below table represents the activity associated with the Company's outstanding liability classified 2022 USD Financing Warrants for the year ended December 31, 2023:

2022 USD Financing Warrants
Balance at December 31, 2022	7,058,823
Issued	—
Exercised	(27,000)
Expired	—
Balance at December 31, 2023	7,031,823

The 2022 USD Financing Warrants are liability classified due to being denominated in USD and not the Company's functional currency. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the consolidated statements of operations. The Company recognized a loss relating to the change in fair value of the warrant liability of $6.6 million during the year ended December 31, 2023, and a gain of $7.8 million for the year ended December 31, 2022. Issuance costs of $1.5 million related to warrants were expensed within general and administrative expense on the consolidated statements of operations during the year ended December 31, 2022.

As of December 31, 2023
Balance at December 31, 2022	$9,904
Warrant exercise	(64)
Change in fair value of the warrant liability	6,636
Balance at December 31, 2023	$16,476

9.
STOCK-BASED COMPENSATION

Stock Incentive Plans

Effective March 7, 2023, the Company amended the definition of "Market Value" under both the MindMed Stock Option Plan (the “Stock Option Plan”) and the Performance and Restricted Share Unit Plan (the “RSU Plan”) to be based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market on the last trading day on which Common Shares traded prior to the day on which an equity award is granted (the “Amendments”). This change is only applicable for equity compensation awards granted subsequent to the Amendments. Accordingly, stock options granted after March 7, 2023 ("USD options") are denominated in USD, and the grant date fair value of restricted share units granted after March 7, 2023 ("USD RSUs") is denominated in USD. The fair value of both USD options and USD RSUs is based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market.

Stock Options

On February 27, 2020, the Company adopted the Stock Option Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Stock Option Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The Stock Option Plan was approved by the shareholders as part of the terms of an arrangement agreement (the “Arrangement”) entered into by the Company on October 15, 2019 in connection with the completion of its reverse acquisition, which completed on February 27, 2020 (the “Transaction”). The Company is authorized to issue 15% of the Company’s outstanding Common Shares under the terms of the Stock Option Plan, together with Common Shares that are issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the RSU Plan.

The fair value of options issued has been estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Share price	USD$2.98 - USD$3.61	CAD$3.47 - CAD$25.65
Expected volatility	87.2%	91.8% - 100.6%
Risk-free rate	2.8% - 3.9%	1.8% - 4.2%
Expected life	5.3 - 6.1 years	2.5 - 6.1 years
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock option activity (excluding 178,006 USD options granted with an average exercise price of $3.38):

	Number of Options	Weighted Average Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CAD$)
Options outstanding at December 31, 2022	2,190,315	$24.29	4.1	$4,484
Issued	—	—	—	—
Exercised	(13,333)	4.95	—	7,333
Forfeited	(43,800)	17.29	—	—
Expired	(149,454)	15.29	—	—
Options outstanding at December 31, 2023	1,983,728	$25.26	3.3	$41,523
Options vested and exercisable at December 31, 2023	1,217,163	$26.05	2.9	$11,973

The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $2.44. The aggregate fair value of options vested during the year ended December 31, 2023 was $7.3 million. The expense recognized related to options during the years ended December 31, 2023 and 2022 was $6.6 million and $6.7 million, respectively.

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

		(CAD$)		(USD$)
	Number of RSUs	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,522,793	1,522,793	$17.75	—	—
Granted	1,676,638	—	—	1,676,638	3.24
Vested, issued and unissued	(834,599)	(531,638)	19.92	(302,961)	3.43
Cancelled	(76,106)	(28,106)	30.11	(48,000)	3.77
Balance at December 31, 2023	2,288,726	963,049	$16.19	1,325,677	$3.18

The fair market value of RSUs vested during the year ended December 31, 2023 was $2.9 million. The expense recognized related to RSUs during the years ended December 31, 2023 and 2022 was $8.6 million and $6.9 million, respectively.

Modification of Stock Options and RSUs

The Company modified the option awards and RSUs of certain employees and non-employees to accelerate the vesting and continue the vesting of 603,125 unvested options and 26,042 RSUs during the year ended December 31, 2022, that were improbable of vesting as of the modification date. Under this type of modification, the original grant date fair value is remeasured, and compensation cost is recognized based on the fair value of the modified award, as measured on the modification date. For the year ended December 31, 2022, the Company recognized $0.7 million of incremental compensation cost resulting from the modification in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no modifications of option awards and RSUs during the year ended December 31, 2023.

Directors’ Deferred Share Unit Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors DDSUs which are cash settled awards. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the DDSU Plan to be based upon the closing price of the Company’s Common Shares as traded on the Nasdaq Stock Market. This change is only applicable for Directors Deferred Share Units (“DDSUs”) granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Common Share on the Nasdaq Stock Market for the five business days immediately preceding the valuation date. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

Number of DSUs
Balance at December 31, 2022	213,799
Issued	13,131
Settled	(26,629)
Cancelled	(1,275)
Balance at December 31, 2023	199,026

For the year ended December 31, 2023 stock-based compensation expense of a nominal amount was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. There were 103,455 DDSUs vested as of December 31, 2023. The liability associated with the outstanding vested DDSUs was $0.4 million as of December 31, 2023 and was recorded to accrued expenses in the accompanying consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$7,087	$5,597
General and administrative	8,407	8,110
Total stock-based compensation expense	$15,494	$13,707

As of December 31, 2023, there was approximately $9.1 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 1.8 years for CAD options, and 2.0 years for USD options. As of December 31, 2023, there was approximately $15.0 million of total unrecognized stock-based compensation expense, related to restricted share units granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 1.8 years for CAD RSUs, and 3.2 years for USD RSUs.

10.
INCOME TAXES

The Components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(89,536)	$(61,763)
Foreign	(6,196)	4,967
Total	$(95,732)	$(56,796)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional of 21% tax rate was applied as follows (in thousands):

	December 31,
	2023	2022
Income tax at federal statutory rate	$(20,104)	$(11,926)
State income tax expense, net of federal tax effect	331	—
Nondeductible permanent items	51	224
Executive compensation	423	383
Warrant fair value adjustment	2,477	(3,240)
Foreign rate differential	(957)	1,356
Adjustment to deferred taxes	783	10,742
Nonqualified stock option and performance award windfall upon exercise	2,002	1,732
Change in valuation allowance	14,994	729
	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2023 and 2022 is primarily attributable to the change in valuation allowance, foreign rate differential, executive compensation, and capitalized research expenses.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2023 and 2022. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Reserves	$730	$555
Stock-based compensation	1,936	1,618
Share issuance costs	2,139	2,944
Net operating loss carryforward	31,560	25,312
Other assets	677	638
Intangible assets	945	442
Capitalized R&D	13,128	4,595
Lease liability	22	35
Valuation allowance	(51,023)	(36,107)
Net deferred income tax assets	114	32

Deferred tax liabilities:
Right of use asset	(20)	(32)
Other	(94)	—
Total deferred tax liabilities	(114)	(32)
Net deferred income tax liability	$—	$—

As of December 31, 2023 and 2022, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2023 and 2022. Accordingly, a valuation allowance of $51.0 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $14.9 million for the year ended December 31, 2023.

As of December 31, 2023, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $128.3 million and $17.0 million, respectively. The federal NOL carryforwards can be carried forward indefinitely, subject to 80% taxable income limitation. Of the $17.0 million of state NOL carryforwards, $0.2 million can be carried forward indefinitely and $16.8 million expire beginning December 31, 2028.

As of December 31, 2023 the Company had combined foreign net operating loss carryforwards available to reduce future taxable income of approximately $13.4 million, of which $0.8 million carryforward indefinitely, $9.1 million begin to expire in 2040, and $3.5 million begin to expire in 2028.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.

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

As of December 31, 2023 and 2022 the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023 and 2022, interest and penalties recognized were insignificant.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

11.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2023 and 2022, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $28.0 million and $31.6 million, respectively. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

12.
EMPLOYEE BENEFIT PLANS

During the year ended December 31, 2023, the Company adopted a 401(k) savings plan for its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of employee contributions, and 50% on the next 2% of employee contributions. The Company contributed $0.4 million during the year ended December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the period ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, California, Auditor Firm ID: 185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description	Form	Exhibit No.	Incorporated by Reference Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	8-K	3.1	June 30, 2022	001-40360
3.2*	Notice of Articles, Incorporated on July 26, 2010, as altered on June 30, 2022.
4.1*	Description of Capital Stock of Mind Medicine (MindMed) Inc.
4.2*	Form of Mind Medicine (MindMed) Inc. Common Share Certificate.
4.3	Form of Warrant to Purchase Common Shares of Mind Medicine (MINDMED) Inc.	10-K	4.3	March 28, 2022	001-40360
4.6	Form of Warrant Indenture by and between Mind Medicine (MindMed) Inc. and Odyssey Trust Company	10-K	4.6	March 28, 2022	001-40360
4.7	Form of 2022 USD Financing Warrant	8-K	4.1	September 28, 2022	001-40360
4.8	Supplemental Warrant Indenture dated August 26, 2022, by and between Mind Medicine (MindMed) Inc. and Computershare Trust Company of Canada to the Warrant Indenture dated January 7, 2021	10-K	4.10	March 9, 2023	001-40360
10.1#	Form of Director and Officer Indemnity Agreement.	10-K	10.1	March 28, 2022	001-40360
10.4#	Form of Restricted Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.	10-K	10.4	March 28, 2022	001-40360
10.7#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Robert Barrow	10-Q	10.1	November 10, 2022	001-40360
10.8#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Dr. Daniel Karlin	10-Q	10.2	November 10, 2022	001-40360
10.9#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Dr. Miri Halperin Wernli	10-Q	10.3	November 10, 2022	001-40360

10.10#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Schond Greenway	10-Q	10.4	November 10, 2022	001-40360
10.11#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Carrie F. Liao	10-Q	10.5	November 10, 2022	001-40360
10.12	Escrow Agreement among Mind Medicine (MindMed) Inc. and Odyssey Trust Company and Each of the Undersigned Security Holders, dated as of February 26, 2021.	10-K	10.10	March 28, 2022	001-40360
10.13	Supplemental Warrant Agreement by and between Mind Medicine (MindMed) Inc., Computershare Trust Company of Canada and Odyssey Trust Company dated as of March 14, 2022.	10-K	10.11	March 28, 2022	001-40360
10.14	Sales Agreement, dated as of May 3, 2022, by and among the Company, Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc.	S-3	1.2	May 4, 2022	001-40360
10.15#	Mind Medicine (MindMed) Inc. Stock Option Plan (as amended and restated on March 7, 2023).	10-K	10.15	March 9, 2023	001-40360
10.16#	Mind Medicine (MindMed) Inc. Performance and Restricted Share Unit Plan (as amended and restated on March 7, 2023).	10-K	10.16	March 9, 2023	001-40360
10.17#	Form of Option Agreement to Mind Medicine (MindMed) Inc. Stock Option Plan.	10-K	10.17	March 9, 2023	001-40360
10.18+	K2 HealthVentures LLC Loan and Security Agreement	8-K	10.1	August 14, 2023	001-40360
10.19#	Executive Employment Agreement, dated as of April 13, 2023 between Mind Medicine (MindMed) Inc. and Mark R. Sullivan	10-Q	10.1	May 4, 2023	001-40360
10.20	Non-Employee Director Compensation Policy, amended as of June 8, 2023	10-Q	10.2	August 3, 2023	001-40360
10.21	Directors' Deferred Share Unit Plan, amended as of June 8, 2023	10-Q	10.3	August 3, 2023	001-40360
21.1	List of Subsidiaries of Mind Medicine (MindMed), Inc.	10-K	21.1	March 28, 2022	001-40360
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mind Medicine (Mindmed) Inc,

Date: February 28, 2024	By:	/s/ Robert Barrow
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

Signature	Title	Date

/s/ Robert Barrow	Chief Executive Officer and Director	February 28, 2024
Robert Barrow	(Principal Executive Officer)

/s/ Schond L. Greenway	Chief Financial Officer	February 28, 2024
Schond L. Greenway	(Principal Financial Officer)

/s/ Carrie F. Liao	Chief Accounting Officer	February 28, 2024
Carrie F. Liao, CPA	(Principal Accounting Officer)

/s/ Suzanne Bruhn	Director	February 28, 2024
Suzanne Bruhn, PhD

/s/ David Gryska	Director	February 28, 2024
David Gryska

/s/ Roger Crystal	Director	February 28, 2024
Roger Crystal, MD

/s/ Andreas Krebs	Director	February 28, 2024
Andreas Krebs

/s/ Carol Vallone	Director	February 28, 2024
Carol Vallone