Form 10-Q
period 2024-03-31
Mind Medicine (MindMed) Inc.
filed 2024-05-08
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, the registrant had 71,872,422 Common Shares outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q (this "Quarterly Report") primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2024 (the “2023 Annual Report”) and in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website (https://ir.mindmed.co/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Quarterly Report. Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report to the “Company,” “MindMed,” “we,” “us,” and “our” refer to Mind Medicine (MindMed) Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$252,332	$99,704
Prepaid and other current assets	3,139	4,168
Total current assets	255,471	103,872
Goodwill	19,918	19,918
Intangible assets, net	—	527
Other non-current assets	144	224
Total assets	$275,533	$124,541

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,595	$4,136
Accrued expenses	9,974	11,634
2022 USD Financing Warrants	47,700	16,476
Total current liabilities	65,269	32,246
Credit facility, long-term	14,190	14,129
Other liabilities, long-term	15	32
Total liabilities	79,474	46,407

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of March 31, 2024 and December 31, 2023; 71,163,720 and 41,101,303 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	539,823	367,991
Accumulated other comprehensive income	836	343
Accumulated deficit	(344,600)	(290,200)
Total shareholders' equity	196,059	78,134
Total liabilities and shareholders' equity	$275,533	$124,541

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$11,705	$12,599
General and administrative	10,499	8,263
Total operating expenses	22,204	20,862
Loss from operations	(22,204)	(20,862)
Other income/(expense):
Interest income	1,656	1,360
Interest expense	(434)	(76)
Foreign exchange loss, net	(525)	(52)
Change in fair value of 2022 USD Financing Warrants	(32,893)	(5,185)
Total other expense, net	(32,196)	(3,953)
Net loss	(54,400)	(24,815)
Other comprehensive loss
Gain on foreign currency translation	493	14
Comprehensive loss	$(53,907)	$(24,801)
Net loss per common share, basic and diluted	$(1.14)	$(0.65)
Weighted-average common shares, basic and diluted	47,860,757	38,077,251

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares, net of share issuance costs	29,338,553	—	164,298	—	—	164,298
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	204,968	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	400,000	—	3,369	—	—	3,369
Stock-based compensation expense	—	—	3,689	—	—	3,689
Exercise of stock options	118,896	—	530	—	—	530
Net loss and comprehensive loss	—	—	—	493	(54,400)	(53,907)
Balance, March 31, 2024	71,163,720	$—	$539,823	$836	$(344,600)	$196,059

Balance, December 31, 2022	37,979,136	$—	$344,758	$627	$(194,468)	$150,917
Issuance of common shares, net of share issuance costs	198,113	—	583	—	—	583
Settlement of restricted share unit awards	112,862	—	—	—	—	—
Stock-based compensation expense	—	—	3,645	—	—	3,645
Net loss and comprehensive loss	—	—	—	14	(24,815)	(24,801)
Balance, March 31, 2023	38,290,111	$—	$348,986	$641	$(219,283)	$130,344

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(54,400)	$(24,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,470	3,750
Amortization of intangible assets	527	791
Change in fair value of 2022 USD Financing Warrants	32,893	5,185
Unrealized foreign exchange	514	—
Other non-cash adjustments	75	14
Changes in operating assets and liabilities:
Prepaid and other current assets	468	909
Other noncurrent assets	66	18
Accounts payable	1,509	209
Accrued expenses	(2,703)	703
Other liabilities, long-term	(17)	(95)
Net cash used in operating activities	(16,598)	(13,331)
Cash flows from financing activities
Proceeds from the Offering and Private Placement	175,000	—
Payment of issuance costs from the Offering and Private Placement	(8,720)	—
Payment of credit facility issuance costs	(128)	—
Proceeds from the at-the-market offering program, net of issuance costs	984	583
Proceeds from exercise of warrants	1,700	—
Proceeds from exercise of options	465	—
Withholding taxes paid on vested RSUs	(54)	—
Net cash provided by financing activities	169,247	583
Effect of exchange rate changes on cash	(21)	15
Net increase/(decrease) in cash and cash equivalents	152,628	(12,733)
Cash and cash equivalents, beginning of period	99,704	142,142
Cash and cash equivalents, end of period	$252,332	$129,409

Supplemental Cash Flow Information
Cash paid for interest	$434	$-
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	$1,669	$-
Unpaid issuance costs for the Offering and Private Placement	$2,340	$-
Proceeds from exercise of options in prepaid and other current assets	$65	$-
Reclass of deferred financing fees to additional paid-in capital	$332	$-

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

As of March 31, 2024, the Company had an accumulated deficit of $344.6 million. Through March 31, 2024, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”) and warrants to purchase Common Shares, and the Company’s credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities under an effective Securities Act of 1933 registration statement or such earlier time that it is no longer an emerging growth company.

In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024 (the “2023 Annual Report”). The Company’s significant accounting policies are disclosed in the audited financial statements for the periods ended December 31, 2023 and 2022, included in the 2023 Annual Report. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of March 31, 2024, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $249.1 million as of March 31, 2024, and $96.7 million as of December 31, 2023.

Recent Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the annual reporting periods in fiscal years beginning after December 31, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands), and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$249,137	$—	$—	$249,137
Financial liabilities:
Directors' Deferred Share Unit Liability	$1,168	$—	$—	$1,168
2022 USD Financing Warrant Liability	$—	$—	$47,700	$47,700
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$96,682	$—	$—	$96,682
Financial liabilities:
Directors' Deferred Share Unit Liability	$387	$—	$—	$387
2022 USD Financing Warrant Liability	$—	$—	$16,476	$16,476

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2024 and the year ended December 31, 2023.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase 7,058,823 Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2024	As of December 31, 2023
Share price	$9.40	$3.66
Expected volatility	89.00%	94.72%
Risk-free rate	4.26%	3.87%
Expected life	3.50 years	3.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the three months ended March 31, 2024, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three months ended March 31, 2024 and 2023, respectively.

Intangible assets, net

The Company's intangible assets were fully amortized as of March 31, 2024.

The following table summarizes the carrying value of the Company's intangible assets as of December 31, 2023 (in thousands):

			As of December 31, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(8,958)	$527
Total intangible assets, net		$9,485	$(8,958)	$527

Amortization expense included in research and development expense was $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023.

5.
ACCRUED EXPENSES

At March 31, 2024 and December 31, 2023, accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contribution payable	$2,841	$2,841
Professional services	2,491	2,022
Accrued compensation	1,625	4,139
Accrued clinical and manufacturing costs	1,558	1,884
Directors' Deferred Share Unit Liability	1,168	387
Other accruals	291	361
Total accrued expenses	$9,974	$11,634

6.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of March 31, 2024, the Company had 71,163,720 Common Shares issued and outstanding.

At-The-Market Facility

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Sales Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “ATM”). Pursuant to the ATM, the Company will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the ATM. During the three months ended March 31, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Sales Agents that it was suspending and terminating the ATM prospectus, dated May 16, 2022. The Company will not make any sales of its Common Shares pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the termination of the ATM prospectus, the Sales Agreement remains in full force and effect.

The Offering and Private Placement

On March 7, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by the Company in an underwritten offering (the “Offering”) of 16,666,667 Common Shares, at an offering price of $6.00 per Offering Share, less underwriting discounts and commissions.

The net proceeds to the Company from the Offering were $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Also on March 7, 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the investors agreed to purchase, and the Company agreed to sell 12,500,000 Common Shares (the “Private Placement Shares”), at a price of $6.00 per Private Placement Share, in a private placement transaction (the “Private Placement”).

The net proceeds to the Company from the Private Placement were $70.1 million, after deducting fees and expenses payable by the Company.

The Company intends to use the net proceeds from the Offering and the Private Placement for (i) the research and development of the Company’s product candidates and (ii) working capital and general corporate purposes.

The Offering and the Private Placement closed on March 11, 2024.

7.
WARRANTS

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in Canadian dollars (“CAD$”), with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”), and with each CAD Financing Warrant entitling the holder thereof to purchase a Common Share at a specified CAD$ exercise price. In connection with these equity offerings, the Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”), with each Compensation Warrant entitling the holder thereof to purchase one unit at a specified CAD$ price per CAD Compensation Warrant, and with each unit purchased thereunder entitling the holder thereof to one Common Share and one-half CAD Financing Warrant. All CAD Financing Warrants and the CAD Compensation Warrants have expired as of March 9, 2024.

2022 USD Financing Warrants

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 Common Shares. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments, and will expire on September 30, 2027.

The below table represents the activity associated with the Company's outstanding liability classified 2022 USD Financing Warrants for the three months ended March 31, 2024.

2022 USD Financing Warrants
Balance at December 31, 2023	7,031,823
Issued	—
Exercised	(400,000)
Expired	—
Balance at March 31, 2024	6,631,823

The 2022 USD Financing Warrants are liability classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the three months ended March 31, 2024 (in thousands):

As of March 31, 2024
Balance at December 31, 2023	$16,476
Warrant exercise	(1,669)
Change in fair value of the warrant liability	32,893
Balance at March 31, 2024	$47,700

8.
STOCK-BASED COMPENSATION

Stock Incentive Plan

Effective March 7, 2023, the Company amended the definitions of “Fair Market Value” and “Market Value” under the MindMed Stock Option Plan (the “Stock Option Plan”) and the Performance and Restricted Share Unit Plan (the “RSU Plan”), respectively, to be based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market on the last trading day on which Common Shares traded prior to the day on which an equity award is granted (the “Amendments”). This change is only applicable for equity compensation awards granted subsequent to the Amendments. Accordingly, stock options granted after March 7, 2023 ("USD options") are denominated in USD, and the grant date fair value of restricted share units granted after March 7, 2023 ("USD RSUs") is denominated in USD. The fair value of both USD options and USD RSUs is based upon the closing price of the Company's Common Shares as traded on the Nasdaq Stock Market.

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

The following table summarizes the Company’s stock option activity:

		(CAD$)		(USD$)
	Number of Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2023	2,161,734	1,983,728	$25.26	178,006	$3.38
Issued	1,706,250	—	—	1,706,250	4.98
Exercised	(118,896)	(108,361)	6.22	(10,535)	2.98
Forfeited	(50,545)	(19,680)	15.67	(30,865)	3.14
Expired	(2,415)	(2,415)	25.65	—	—
Options outstanding at March 31, 2024	3,696,128	1,853,272	$26.47	1,842,856	$4.87	6.5	$10,082,932
Options vested and exercisable at March 31, 2024	1,329,354	1,228,561	$27.72	100,793	$4.04	3.3	$2,330,661

The expense recognized related to options during the three months ended March 31, 2024 and 2023 was $1.6 million and $1.7 million, respectively.

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

		(CAD$)		(USD$)
	Number of RSUs	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	2,288,726	963,049	$16.19	1,325,677	$3.18
Granted	101,300	—	—	101,300	6.35
Vested and issued	(205,198)	(120,355)	21.72	(84,843)	3.12
Cancelled	(72,282)	(49,834)	8.34	(22,448)	2.98
Balance at March 31, 2024	2,112,546	792,860	$15.84	1,319,686	$3.43

The expense recognized related to RSUs during the three months ended March 31, 2024 and 2023 was $2.1 million and $2.0 million, respectively.

Directors' Deferred Share Unit Plan

On April 16, 2021 the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant non-executive directors deferred share units (“DDSUs”) which are cash settled awards. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the DDSU Plan to be based upon the volume weighted average trading price of the Company’s Common Shares as traded on the Nasdaq Stock Market for the five business days on which Common Shares are traded on Nasdaq immediately preceding the applicable date. This change is only applicable for DDSUs granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The DDSU Plan states that the fair market value of one DDSU shall be equal to the volume weighted average trading price of a Common Share on the Nasdaq Stock Market for the five business days immediately preceding the valuation date. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

For the three months ended March 31, 2024, stock-based compensation expense of $0.8 million was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024, the Company did not issue any additional DDSUs. There were 115,479 DDSUs vested as of March 31, 2024. The liability associated with the outstanding vested DDSU’s was $1.2 million as of March 31, 2024, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,455	$1,809
General and administrative	3,015	1,941
Total share-based compensation expense	$4,470	$3,750

As of March 31, 2024, there was approximately $14.0 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 1.6 years for CAD options, and 3.9 years for USD options. As of March 31, 2024, there was approximately $13.1 million of total unrecognized stock-based compensation expense, related to restricted share units granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 1.6 years for CAD RSUs, and 3.1 years for USD RSUs.

9.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $43.0 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own shares and meets the conditions for equity classification. As of March 31, 2024, the Company estimated the fair value of the Conversion Shares to be $7.2 million using the Black-Scholes option pricing model.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of March 31, 2024.

The Company recorded $0.4 million in interest expense for the three months ended March 31, 2024.

Future expected repayments of principal amount due on the credit facility as of March 31, 2024 are as follows (in thousands):

Remainder of 2024	$-
2025	4,522
2026	6,026
2027	4,452
2028	-
Total principal repayments	$15,000
Unamortized debt issuance costs	(810)
Total credit facility, non-current, net	$14,190

As of March 31, 2024, the Company estimated the fair value of the credit facility to be $18.2 million, assuming the full $4.0 million of principal is converted into Conversion Shares.

11. SUBSEQUENT EVENTS

Effective April 10, 2024, the Company voluntarily delisted its Common Shares from Cboe Canada. The Company’s Common Shares will continue to trade on Nasdaq under the symbol “MNMD".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our 2023 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2023 Annual Report. All amounts are in United States dollars, unless otherwise indicated. References to “CAD$” are to Canadian dollars.

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

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder (“GAD”). We have also evaluated MM120 in a subperceptual repeat administration dosing regimen for the treatment of attention deficit hyperactivity disorder (“ADHD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety rating scale compared to placebo at Week 4. In January 2024, we announced that our Phase 2a trial of a sub-perceptual dose of MM120 in ADHD did not meet its primary endpoint. In conjunction with the findings from our clinical trial of MM120 in GAD, we believe that these results support the critical role of perceptual effects of MM120 in mediating a clinical response. In March 2024, we announced that the FDA granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. We intend to work closely with the FDA to finalize our Phase 3 development program for MM120 in GAD. We plan to hold an End-of-Phase 2 meeting with the FDA in the second quarter of 2024 and expect to initiate Phase 3 clinical trials in the second half of 2024.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In the third quarter of 2022, our collaborator, University Hospital Basel (“UHB”) in Switzerland, began conducting a Phase 1 investigator-initiated trial (“IIT”) of R(-)-MDMA, S(+)-MDMA and R/S-MDMA in healthy volunteers to compare the tolerability, pharmacokinetics and acute subjective, physiological and endocrine effects of the three molecules. We anticipate topline results from UHB’s trial to be presented in the second quarter of 2024. In addition, we have initiated our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers in the fourth quarter of 2023. This Phase 1 clinical trial is intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402.

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

Our business is premised on a growing body of research supporting the use of novel psychoactive compounds to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved pursuant to the regulations of the FDA and the legislation in other jurisdictions. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying drugs according to current Good Manufacturing Practices, and conducting all trials and development in accordance with the regulations of the FDA, and other legislation in other jurisdictions.

We were incorporated under the laws of the Province of British Columbia. Our wholly owned subsidiary, Mind Medicine, Inc. (“MindMed US”) was incorporated in Delaware. Prior to February 27, 2020, our operations were conducted through MindMed US.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $54.4 million for the three months ended March 31, 2024, and $24.8 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $344.6 million and cash and cash equivalents of $252.3 million.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

Recent Developments

12-week Durability Data from Phase 2b Study of MM120 for GAD

On March 7, 2024, we announced that the FDA granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced that our Phase 2b trial of MM120 in GAD met its key secondary endpoint and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

MM120 100µg—the dose with optimal clinical activity observed in the trial—demonstrated a 7.7-point improvement over placebo at Week 12 (-21.9 MM120 vs. -14.2 placebo; p<0.003 Cohen’s d=0.81), with a 65% clinical response rate and a 48% clinical remission rate sustained to Week 12. Clinical Global Impressions -Severity (CGI-S) scores on average improved from 4.8 to 2.2 in the 100µg dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline ill’ at Week 12 (p<0.004). This clinical activity was rapid, observed as early as trial day 2, and durable with further improvements observed in mean HAM-A or CGI-S scores between Weeks 4 and 12.

In the Phase 2b study, known as MMED008, MM120 was generally well-tolerated with most adverse events rated as mild to moderate, transient occurring on dosing day, and being consistent with expected acute effects of the study drug. The most common adverse events, with at least 10% incidence on dosing day in the 100µg dose group, included illusion, nausea, headache, hallucination, euphoric mood, anxiety, mydriasis, hyperhidrosis, paresthesia, fatigue, blood pressure increase, abnormal thinking, and altered state of consciousness.

Prior to treatment with MM120, study participants were clinically tapered and then washed out from any anxiolytic or antidepressant treatments and did not receive any form of study-related psychotherapy for the duration of their participation in the study.

March Financings

Underwritten Offering

On March 7, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein (the “Underwriters”), in connection with the issuance and sale by us in an underwritten offering (the “Offering”) of 16,666,667 of our common shares, no par value per share, at an offering price of $6.00 per share, less underwriting discounts and commissions.

The net proceeds from the Offering were approximately $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Offering closed on March 11, 2024. We intend to use the net proceeds from the Offering for (i) the research and development of our product candidates and (ii) working capital and general corporate purposes.

The Offering was made pursuant to our shelf registration statements on Form S-3 (File Nos. 333-264648 and 333-277726), together, the “Registration Statements”), which were filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2022 and March 7, 2024, respectively, and declared effective by the SEC or automatically became effective on May 16, 2022 and March 7, 2024, respectively, and a related base prospectus, as supplemented by a prospectus supplement.

Private Placement

Also on March 7, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our common shares, no par value (the “Private Placement Shares”), at a price of $6.00 per share, in a private placement transaction (the “Private Placement”). The Private Placement Shares were issued to the Investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D

promulgated thereunder. Pursuant to the terms of the Purchase Agreement, we agreed to register for resale the common shares being issued in the Private Placement.

The net proceeds from the Private Placement were approximately $70.1 million, after deducting fees and expenses payable by us. We intend to use the net proceeds from the Private Placement for (i) the research and development of our product candidates and (ii) working capital and general corporate purposes. The Private Placement closed on March 11, 2024.

Voluntary CBOE Canada Delisting

Effective April 10, 2024, we voluntarily delisted our common shares from Cboe Canada. Our common shares will continue to trade on Nasdaq under the symbol “MNMD".

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$11,705	$12,599	$(894)	(7)%
General and administrative	10,499	$8,263	2,236	27%
Total operating expenses	22,204	20,862	1,342	6%
Loss from operations	(22,204)	(20,862)	(1,342)	6%
Other income/(expense):
Interest income	1,656	1,360	296	22%
Interest expense	(434)	(76)	(358)	*
Foreign exchange loss, net	(525)	(52)	(473)	*
Change in fair value of 2022 USD Financing Warrants	(32,893)	(5,185)	(27,708)	*
Total other expense, net	(32,196)	(3,953)	(28,243)	*
Net loss	(54,400)	(24,815)	(29,585)	119%
Other comprehensive loss:
Gain on foreign currency translation	493	14	479	*
Comprehensive loss	$(53,907)	$(24,801)	$(29,106)	117%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
External Costs
MM120 program	$4,763	$4,775	$(12)	(0)%
MM402 program	383	996	(613)	(62)%
MM110 program	13	17	(4)	(24)%
External R&D collaborations	237	302	(65)	(22)%
Preclinical and other programs	857	1,332	(475)	(36)%
Total external costs	6,253	7,422	(1,169)	(16)%
Internal Costs	5,452	5,177	275	5%
Total research and development expenses	$11,705	$12,599	$(894)	(7)%

Research and development expenses decreased by $0.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to decreases of $0.6 million in expenses related to our MM402 program, a decrease of $0.5 million in expenses related to preclinical activities, partially offset by an increase of $0.3 million in internal personnel costs as a result of increasing research and development capacities.

General and Administrative

General and administrative expenses increased by $2.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to increased stock-based compensation expense of $1.1 million and an increase of $0.7 million in personnel-related expenses due to an increase in headcount to support the growth of our business.

Other Income (Expense)

Interest Income

Interest income increased by $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily due to interest earned on our cash and cash equivalents as a result of higher interest rates during the three months ended March 31, 2024.

Interest Expense

Interest expense increased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily due to interest expense related to our credit facility.

Foreign Exchange Loss, Net

Foreign exchange loss increased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to unfavorable changes in foreign exchange rates during the three months ended March 31, 2024.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $32.9 million for the three months ended March 31, 2024. Revaluation loss on the 2022 USD Financing Warrants liability was $5.2 million for the three months ended March 31, 2023. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

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

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities. We have not earned any revenue or reached successful commercialization of our product candidates. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our product candidates, if approved. There can be no assurance that we will be successful in continuing to finance our operations.

Our cash and cash equivalents and our working capital at March 31, 2024 was $252.3 million and $190.2 million, respectively. We believe that our $252.3 million of cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations into 2026 based on our current operating plan.

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

On March 7, 2024, we entered into the Underwriting Agreement with the Underwriters, in connection with the Offering of 16,666,667 of our common shares, no par value per share, at an offering price of $6.00 per share, less underwriting discounts and commissions.

The net proceeds from the Offering were approximately $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Also on March 7, 2024, we entered into the Purchase Agreement with the Investors, pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our common shares, no par value, at a price of $6.00 per share, in the Private Placement.

The net proceeds from the Private Placement were $70.1 million, after deducting fees and expenses payable.

We intend to use the net proceeds from the Offering and the Private Placement for (i) the research and development of our product candidates and (ii) working capital and general corporate purposes.

The Offering and the Private Placement closed on March 11, 2024.

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

We expect our cash and cash equivalents will be sufficient to fund our current operating plans into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net cash used in operating activities	$(16,598)	$(13,331)
Net cash provided by financing activities	169,247	583
Foreign exchange impact on cash	(21)	15
Net increase/(decrease) in cash	$152,628	$(12,733)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024 was $16.6 million, which consisted of a net loss of $54.4 million and a net change of $0.7 million in our net operating assets and liabilities, partially offset by $38.5 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $32.9 million, share-based compensation of $4.5 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million.

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

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was $169.2 million, which consisted of $175.0 million of gross proceeds from the Offering and Private Placement, $1.7 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the ATM, net of issuance costs, $0.5 million in proceeds from the exercise of options, partially offset by $8.7 million of issuance costs related to the Offering and Private Placement, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Cash provided by financing activities for the three months ended March 31, 2023 was $0.6 million, which consisted of net proceeds from the issuance of common shares, net of issuance costs.

Contractual Obligations and Contingencies

See Note 9 to our unaudited interim condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2024, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2023 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our interim condensed consolidated unaudited financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities under an effective Securities Act of 1933 registration statement or such earlier time that we no longer are an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Fully Diluted Share Capital

The number of issued and outstanding common shares on a fully converted basis as at March 31, 2024 was as follows:

Number of Common Share Equivalents
Common Shares	71,163,720
Stock Options	3,696,128
Restricted Share Units	2,112,546
2022 USD Financing Warrants	6,631,823
Conversion Shares	997,506
Total - March 31, 2024	84,601,723

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, our Chief Executive Officer and Principal Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Scott Freeman and FCM Litigation

Breach of Contract Lawsuit

We are a plaintiff in a lawsuit we filed against Dr. Scott Freeman and FCM MM Holdings, LLC on July 26, 2023, alleging, among other things, breach by Dr. Freeman and FCM MM Holdings, LLC of the non-disparagement and confidentiality provisions of the Separation Agreement dated August 31, 2020, between the Company and Dr. Freeman. This dispute is pending in the U.S. District Court for the District of Nevada. We are seeking permanent injunctive relief, as well as compensatory, punitive, and exemplary damages and attorneys’ fees.

On March 14, 2024, the parties informed the court that they had reached an agreement in principle to resolve the dispute and another action pending in the Southern District of New York (addressed below) and sought a temporary stay of all case deadlines to allow the parties to focus on a definitive settlement agreement. The court approved the stipulation and the case is currently stayed until May 8, 2024.

Section 14(a) Lawsuit

On September 5, 2023, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Dr. Scott Freeman, Jake Freeman, Chad Boulanger, FCM MM Holdings, LLC ("FCM") and the other three FCM nominees Farzin Farzaneh, Vivek Jain and Alexander Wodka for violations of the federal securities laws governing proxy filings, primarily Section 14(a) of the Securities Exchange Act of 1934, as amended. We are seeking permanent injunctive relief and attorneys’ fees, as well as an award of damages sustained by us as a result of defendants’ actions, including expenses incurred in connection with the proxy contest caused by defendants’ material misstatements and omissions.

As of March 13, 2024, the parties had reached a settlement in principle that was the result of extensive negotiations overseen by a court-appointed mediator. On April 12, 2024, the parties informed the court that they had a final written settlement agreement and were in the process of executing the agreement and completing certain commitments outlined therein. Once those commitments are fulfilled, the parties will seek entry of a stipulated injunction, which will also dismiss the case. We anticipate being able to file the stipulated injunction on or before May 8, 2024.

Item 1A. Risk Factors.

During the three months ended March 31, 2024, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of our securities during the three months ended March 31, 2024, were previously disclosed in a Current Report on Form 8-K.

For a description of certain working capital restrictions, including limitations upon the payment of dividends, see the description of our Loan and Security Agreement in Note 10 to our unaudited interim condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) except as follows:

On March 14, 2024, Mark R. Sullivan, our Chief Legal Officer, entered into a sell-to-cover arrangement intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of common shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting RSUs and the related issuance of common shares. The amount of common shares to be sold to satisfy the Company’s tax withholding obligations under this arrangement is dependent on future events which cannot be known at this time, including the future trading price of Company common shares. The expiration date relating to this arrangement is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting RSUs and the officer’s termination of service.

Departure of CFO and Appointment of new Principal Financial Officer

On May 3, 2024, Schond Greenway’s employment with the Company as the Chief Financial Officer was terminated without cause, effective immediately.

On May 7, 2024, the Board of Directors of the Company appointed Carrie Liao, the Chief Accounting Officer of the Company, to serve as the Company’s principal financial officer. Ms. Liao, age 58, has served as the Company’s Chief Accounting Officer since November 2022. Prior to that, Ms. Liao served as the Company’s Vice President, Corporate Controller and Accounting Principal since November 2021. Ms. Liao has over 20 years of experience in accounting and finance in public and private companies. Starting at Deloitte, her career has focused on the life sciences industry from early development through commercialization and manufacturing. Recently, she has successfully supported multiple initial public offering filings and capital raises. She specializes in Sarbanes-Oxley Act compliance, resolution of complex accounting matters, merger and acquisitions, process improvement, and SEC interim and annual filings. Prior to joining the Company, Ms. Liao was the Corporate Controller at ORIC Pharmaceuticals, a public clinical stage biopharmaceuticals company, from November 2019 to July 2021 and the Corporate Controller at MannKind Corporation, a public biopharmaceuticals company from May 2017 to November 2019. Ms. Liao received a Bachelor of Science in Business Administration and Accounting from California State University San Marcos. Ms. Liao is a Certified Public Accountant in the state of California and a Chartered Global Management Accountant.

There is no arrangement or understanding with any person pursuant to which Ms. Liao was appointed to assume these duties. There are no family relationships between Ms. Liao and any director or executive officer of the Company, and Ms. Liao is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

No new compensatory arrangements have been entered into in connection with Ms. Liao’s assumption of the principal financial officer role.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, as altered on June 30, 2022.	10-K	3.2	March 9, 2023	001-40360
10.1	Form of Securities Purchase Agreement, dated as of March 7, 2024, by and between Mind Medicine (MindMed) Inc. and the Investors.	8-K	10.1	March 11, 2024	001-40360
10.2	Form of Registration Rights Agreement, dated as of March 7, 2024, by and between Mind Medicine (MindMed) Inc. and the Investors	8-K	10.2	March 11, 2024	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mind Medicine (Mindmed) Inc,

Date: May 8, 2024	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Principal Financial Officer and Chief Accounting Officer