Form 10-Q
period 2024-06-30
Mind Medicine (MindMed) Inc.
filed 2024-08-13
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40360

Mind Medicine (MindMed) Inc.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	98-1582438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center, Suite 8500 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 220-6633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	MNMD	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 24, 2024, the registrant had 72,144,970 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our expectations regarding our cash runway;
•
the protocols and timing of the initiation and availability of data from our proposed Phase 3 clinical program for MM120 orally disintegrating tablet in generalized anxiety disorder (“GAD”);
•
the protocol and timing of the initiation and availability of data from our proposed Phase 3 clinical program for MM120 in major depressive disorder (“MDD”);
•
the timing, scope or likelihood of regulatory filings and approvals and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
•
our expectations regarding the size of the eligible patient populations for our lead product candidates;
•
our ability to identify third-party treatment sites to conduct our trials and our ability to identify and train appropriate qualified healthcare practitioners (“HCPs”) to administer our treatments;
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
•
our Loan Agreement (as defined herein) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2024 (the “2023 Annual Report”) and in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$243,132	$99,704
Prepaid and other current assets	4,561	4,168
Total current assets	247,693	103,872
Goodwill	19,918	19,918
Intangible assets, net	—	527
Other non-current assets	534	224
Total assets	$268,145	$124,541

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,936	$4,136
Accrued expenses	8,231	11,634
2022 USD Financing Warrants	30,680	16,476
Total current liabilities	41,847	32,246
Credit facility, long-term	24,251	14,129
Other liabilities, long-term	—	32
Total liabilities	66,098	46,407

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of June 30, 2024 and December 31, 2023; 72,075,076 and 41,101,303 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	551,668	367,991
Accumulated other comprehensive income	833	343
Accumulated deficit	(350,454)	(290,200)
Total shareholders' equity	202,047	78,134
Total liabilities and shareholders' equity	$268,145	$124,541

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,645	$14,777	$26,350	$27,375
General and administrative	9,813	14,407	20,312	22,670
Total operating expenses	24,458	29,184	46,662	50,045
Loss from operations	(24,458)	(29,184)	(46,662)	(50,045)
Other income/(expense):
Interest income	3,116	1,388	4,772	2,748
Interest expense	(466)	(77)	(900)	(153)
Foreign exchange gain/(loss), net	(32)	247	(557)	195
Change in fair value of 2022 USD Financing Warrants	13,445	(1,504)	(19,448)	(6,690)
Gain on extinguishment of contribution payable	2,541	—	2,541	—
Total other income/(expense), net	18,604	54	(13,592)	(3,900)
Net loss	(5,854)	(29,130)	(60,254)	(53,945)
Other comprehensive loss
Gain/(loss) on foreign currency translation	(3)	(279)	490	(265)
Comprehensive loss	$(5,857)	$(29,409)	$(59,764)	$(54,210)
Net loss per common share, basic	$(0.08)	$(0.76)	$(1.01)	$(1.41)
Net loss per common share, diluted	$(0.26)	$(0.76)	$(1.01)	$(1.41)
Weighted-average common shares, basic	71,912,323	38,576,394	59,886,540	38,329,919
Weighted-average common shares, diluted	75,304,101	38,576,394	59,886,540	38,329,919

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares, net of share issuance costs	29,338,553	—	164,298	—	—	164,298
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	444,802	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	1,042,523	—	9,675	—	—	9,675
Stock-based compensation expense	—	—	9,119	—	—	9,119
Exercise of stock options	147,895	—	639	—	—	639
Net loss and comprehensive loss	—	—	—	490	(60,254)	(59,764)
Balance, June 30, 2024	72,075,076	$—	$551,668	$833	$(350,454)	$202,047

Balance, December 31, 2022	37,979,136	$—	$344,758	$627	$(194,468)	$150,917
Issuance of common shares, net of share issuance costs	601,898	—	1,857	—	—	1,857
Settlement of restricted share unit awards	226,125	—	—	—	—	—
Stock-based compensation expense	—	—	7,408	—	—	7,408
Net loss and comprehensive loss	—	—	—	(265)	(53,945)	(54,210)
Balance, June 30, 2023	38,807,159	$—	$354,023	$362	$(248,413)	$105,972

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, March 31, 2024	71,163,720	$—	$539,823	$836	$(344,600)	$196,059
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	239,834	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	642,523	—	6,306	—	—	6,306
Stock-based compensation expense	—	—	5,430	—	—	5,430
Exercise of stock options	28,999	—	109	—	—	109
Net loss and comprehensive loss	—	—	—	(3)	(5,854)	(5,857)
Balance June 30, 2024	72,075,076	—	551,668	833	(350,454)	202,047

Balance, March 31, 2023	38,290,111	$—	$348,986	$641	$(219,283)	$130,344
Issuance of common shares, net of share issuance costs	403,785	—	1,274	—	—	1,274
Settlement of restricted share unit awards	113,263	—	—	—	—	—
Stock-based compensation expense	—	—	3,763	—	—	3,763
Net loss and comprehensive loss	—	—	—	(279)	(29,130)	(29,409)
Balance, June 30, 2023	38,807,159	$—	$354,023	$362	$(248,413)	$105,972

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(60,254)	$(53,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,698	7,592
Amortization of intangible assets	527	1,581
Change in fair value of 2022 USD Financing Warrants	19,448	6,690
Gain on extinguishment of contribution payable	(2,541)	—
Unrealized foreign exchange	510	(337)
Other non-cash adjustments	152	28
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,019)	1,017
Other noncurrent assets	90	35
Accounts payable	(1,453)	6,466
Accrued expenses	(1,713)	3,889
Other liabilities, long-term	(32)	(192)
Net cash used in operating activities	(36,587)	(27,176)
Cash flows from financing activities
Proceeds from the March Offering and Private Placement	175,000	—
Payment of issuance costs from the March Offering and Private Placement	(10,807)	—
Proceeds from credit facility	10,000	—
Payment of credit facility issuance costs	(128)	—
Proceeds from the 2022 ATM net of issuance costs	984	1,857
Payment of deferred financing fees related to 2024 ATM	(30)	—
Proceeds from exercise of 2022 USD Financing Warrants	4,431	—
Proceeds from exercise of options	639	—
Withholding taxes paid on vested RSUs	(54)	—
Net cash provided by financing activities	180,035	1,857
Effect of exchange rate changes on cash	(20)	72
Net increase/(decrease) in cash and cash equivalents	143,428	(25,247)
Cash and cash equivalents, beginning of period	99,704	142,142
Cash and cash equivalents, end of period	$243,132	$116,895

Supplemental Cash Flow Information
Cash paid for interest	$873	$-
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	$5,244	$-
Unpaid issuance costs for the March Offering and Private Placement	$253	$-
Deferred financing fees related to 2024 ATM included in accrued expenses	$400	$-
Reclass of deferred financing fees related to 2022 ATM to additional paid-in capital	$332	$-

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

As of June 30, 2024, the Company had an accumulated deficit of $350.5 million. Through June 30, 2024, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), and warrants to purchase Common Shares, and the Company’s credit facility.

As the Company continues its expansion, it may seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these financial statements.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities under an effective Securities Act of 1933 registration statement or such earlier time that it is no longer an emerging growth company.

In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and as amended by Accounting

Standards Updates of FASB.

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

Intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the unaudited condensed consolidated financial statements.

Foreign Currency

Prior to April 1, 2024, the Company’s functional currency was the Canadian dollar (“CAD”). Translation gains and losses from the application of the U.S. dollar (“USD”) as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity as accumulated other comprehensive income.

Following the Company’s voluntary delisting from Cboe Canada in April 2024, the Company reassessed its functional currency and determined that, as of April 1, 2024, its functional currency had changed from the CAD to the USD. The Company analysis included various factors, including: the Company’s cash flows and expenses denominated primarily in USD, and the primary market for the Company’s Common Shares trading in USD. The change in functional currency was accounted for prospectively from April 1, 2024, and the unaudited condensed consolidated financial statements prior to and including the period ended March 31, 2024 were not restated for the change in functional currency.

For periods commencing April 1, 2024, monetary assets and liabilities denominated in currencies other than USD are remeasured at period-end using the period-end exchange rate. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2024, are translated at the approximate exchange rate prevailing at the date of the transaction. Income and expense accounts are translated at the average rates in effect during the fiscal year. Foreign exchange gains and losses are included in the unaudited condensed consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of June 30, 2024, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $242.4 million as of June 30, 2024, and $96.7 million as of December 31, 2023.

Net Loss per Share

For the three month period ended June 30, 2024, the Company determined that the 2022 USD Financing Warrants had a dilutive impact to the calculation of net loss per share. As a result, the Company calculated diluted net loss per common share for the three months ended June 30, 2024 as follows:

Three Months Ended June 30,
2024
Numerator:
Net loss attributable to common shareholders, basic	$(5,854)
Change in fair value of 2022 USD Financing Warrants	(13,445)
Net loss attributable to common shareholders, diluted	$(19,299)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	71,912,323
Incremental shares from 2022 USD Financing Warrants	3,391,778
Weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	75,304,101

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options issued and outstanding under stock option plan	3,532,174	2,301,688	3,532,174	2,301,688
Restricted Share Units	1,740,809	2,780,467	1,740,809	2,780,467
CAD Compensation Warrants	—	125,890	—	125,890
CAD Financing Warrants	—	1,286,282	—	1,286,282
Conversion Shares	997,506	—	997,506	—
2022 USD Financing Warrants	—	7,058,823	5,989,300	7,058,823
Total	6,270,489	13,553,150	12,259,789	13,553,150

Recently Issued Accounting Pronouncements

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

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands), and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$242,431	$—	$—	$242,431
Financial liabilities:
Directors' Deferred Share Unit Liability	$966	$—	$—	$966
2022 USD Financing Warrant Liability	$—	$—	$30,680	$30,680
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$96,682	$—	$—	$96,682
Financial liabilities:
Directors' Deferred Share Unit Liability	$387	$—	$—	$387
2022 USD Financing Warrant Liability	$—	$—	$16,476	$16,476

There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2024 and the year ended December 31, 2023.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase 7,058,823 Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of June 30, 2024	As of December 31, 2023
Share price	$7.21	$3.66
Expected volatility	89.00%	94.72%
Risk-free rate	4.50%	3.87%
Expected life	3.25 years	3.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the six months ended June 30, 2024, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and six months ended June 30, 2024 and 2023, respectively.

Intangible assets, net

As of December 31, 2023, the Company’s developed technology intangible assets had a gross carrying value of $9.5 million, accumulated amortization of $9.0 million, and a net carrying value of $0.5 million. The Company's developed technology intangible assets were fully amortized as of March 31, 2024.

Amortization expense included in research and development expense was $0.5 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively, and $0 and $0.8 million for the three and six months ended June 30, 2024 and 2023, respectively.

5.
ACCRUED EXPENSES

At June 30, 2024 and December 31, 2023, accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$2,757	$4,139
Accrued clinical and manufacturing costs	2,374	1,884
Professional services	1,449	2,022
Directors' Deferred Share Unit Liability	966	387
Other accruals	685	361
Contribution payable	-	2,841
Total accrued expenses	$8,231	$11,634

In June 2024, the Company made a lump sum payment of $0.3 million in full satisfaction of its remaining obligations of the contribution payable liability. As a result, both parties were subsequently released from any further commitments from the agreement. The difference between the fair value of the lump sum payment of $0.3 million, and the carrying value of the contribution payable prior to the settlement of $2.8 million, resulted in a gain on extinguishment of $2.5 million recognized by the Company in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024.

6.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of June 30, 2024, the Company had 72,075,076 Common Shares issued and outstanding.

At-The-Market Facilities

2022 ATM

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Agents”), pursuant to which the Company may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “2022 ATM”). Pursuant to the 2022 ATM, the Company paid the Prior Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company was not obligated to make any sales of its Common Shares under the 2022 ATM. During the six months ended June 30, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the 2022 ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the 2022 ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Prior Agents that it was suspending and terminating the 2022 ATM prospectus, dated May 16, 2022. On May 28, 2024, the Company delivered written notice to the Prior Agents that it was terminating the Prior Sales Agreement.

2024 ATM

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a Sales Agreement (the "Sales Agreement") with Leerink Partners LLC (the “Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any of its Common Shares under the 2024 ATM as of June 30, 2024.

The March Offering and Private Placement

On March 7, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by the Company in an underwritten offering (the “March Offering”) of 16,666,667 Common Shares (the “Offering Shares”), at an offering price of $6.00 per Offering Share, less underwriting discounts and commissions.

The net proceeds to the Company from the March Offering were $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

The Company intends to use the net proceeds from the March Offering and the Private Placement for (i) the research and development of the Company’s product candidates and (ii) working capital and general corporate purposes.

The March Offering and the Private Placement closed on March 11, 2024.

7.
WARRANTS

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in CAD, with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”). The Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”). All CAD Financing Warrants and the CAD Compensation Warrants expired as of March 9, 2024.

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

The below table represents the activity associated with the Company's 2022 USD Financing Warrants for the six months ended June 30, 2024:

2022 USD Financing Warrants
Balance at December 31, 2023	7,031,823
Exercised	(1,042,523)
Expired	—
Balance at June 30, 2024	5,989,300

Under the guidance in ASC 815-40, the Company's 2022 USD Financing Warrants do not meet the criteria for equity treatment. Therefore, the Company accounts for the 2022 USD Financing Warrants as liabilities and recognized them at fair value upon issuance and adjusts them to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the six months ended June 30, 2024 (in thousands):

As of June 30, 2024
Balance at December 31, 2023	$16,476
Warrant exercise	(5,244)
Change in fair value of the warrant liability	19,448
Balance at June 30, 2024	$30,680

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

As of June 30, 2024, in conjunction with the voluntary Cboe Canada delisting on April 1, 2024, all of the Company's Common Shares are only traded on the Nasdaq Stock Market. All equity awards have their exercise prices denominated in USD based upon the USD value on the day on which the equity award was granted.

Stock Options

On February 27, 2020, the Company adopted the Stock Option Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Stock Option Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The Stock Option Plan was approved by the shareholders as part of the terms of an arrangement agreement (the “Arrangement”) entered into by the Company on October 15, 2019 in connection with the completion of its reverse acquisition, which completed on February 27, 2020. The Company is authorized to issue 15% of the Company’s outstanding Common Shares under the terms of the Stock Option Plan, together with Common Shares that are issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the RSU Plan.

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	2,161,734	$18.67	—	$—
Issued	1,788,780	5.08	—	—
Exercised	(147,895)	4.39	—	—
Forfeited	(253,044)	7.00	—	—
Expired	(17,401)	14.55	—	—
Options outstanding at June 30, 2024	3,532,174	$13.25	6.2	$4,858,410
Options vested and exercisable at June 30, 2024	1,524,669	$19.73	3.5	$1,387,487

The expense recognized related to options was $2.7 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	2,288,726	$7.20
Granted	156,800	7.45
Vested and issued	(445,032)	9.75
Cancelled	(259,685)	5.36
Balance at June 30, 2024	1,740,809	$6.84

The expense recognized related to RSUs was $2.7 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.8 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.

Directors' Deferred Share Unit Plan

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

For the six months ended June 30, 2024, stock-based compensation expense of $0.6 million was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a decrease of stock-based compensation expense of $0.2 million relating to the revaluation of the vested DDSUs for the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company did not issue any additional DDSUs. There were 133,745 DDSUs vested as of June 30, 2024. The liability associated with the outstanding vested DDSU’s was $1.0 million as of June 30, 2024, and was recorded to accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Employee Share Purchase Plan

On April 16, 2024, the Company’s Board of Directors approved the Mind Medicine (MindMed) Inc. Employee Share Purchase Plan (the “ESPP”), subject to its approval by the Company’s shareholders. On June 10, 2024, the Company's shareholders approved the ESPP at the Company’s 2024 Annual General and Special Meeting of Shareholders. A total of 750,000 Common Shares were reserved for future issuance under the ESPP. As of June 30, 2024, no Common Shares had been issued pursuant to the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,182	$1,769	$3,637	$3,579
General and administrative	3,046	2,073	6,061	4,013
Total share-based compensation expense	$5,228	$3,842	$9,698	$7,592

As of June 30, 2024, there was approximately $12.1 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2024, there was approximately $11.1 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 2.4 years.

9.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $48.0 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

The Company periodically enters into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by or on behalf of the Company. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the unaudited condensed consolidated financial statements with respect to these indemnification obligations.

10. CREDIT FACILITY

On August 11, 2023 (the “Closing Date”), the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (the “Term Loan”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders. On the Closing Date, the Company paid a facility fee of $0.3 million to K2HV. The second milestone-based tranche of $10.0 million was achieved and funded in the second quarter of 2024.

The Term Loan matures on August 1, 2027, and the obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding intellectual property.

The Term Loan bears a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the prime rate as reported in The Wall Street Journal plus (b) 2.95%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Company. Principal payments were postponed from March 2025 to March 2026 as the interest only extension event per the Loan Agreement was met.

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own shares and meets the conditions for equity classification. As of June 30, 2024, the Company estimated the fair value of the Conversion Shares to be $5.2 million using the Black-Scholes option pricing model.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of June 30, 2024.

The Company recorded $0.5 million and $0.9 million in interest expense for the three and six months ended June 30, 2024, respectively.

Future expected repayments of principal amount due on the credit facility as of June 30, 2024 are as follows (in thousands):

Remainder of 2024	$-
2025	-
2026	13,346
2027	11,654
Total principal repayments	$25,000
Unamortized debt issuance costs	(749)
Total credit facility, non-current, net	$24,251

As of June 30, 2024, the Company estimated the fair value of the credit facility to be $26.2 million, assuming the full $4.0 million of principal is converted into Conversion Shares.

11. SUBSEQUENT EVENTS

On August 9, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “August Offering”) of (i) 9,285,511 Common Shares (the “Shares”), and (ii) to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,428,775 Common Shares. The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds to the Company from the August Offering are expected to be approximately $70.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The August Offering closed on August 12, 2024.

The Company intends to use the net proceeds from the August Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the Common Shares as well as upon any distribution of assets, including cash, securities or other property, to the Company’s shareholders. The Pre-Funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-Funded Warrants may not exercise such Pre-Funded Warrants if the aggregate number of Common Shares beneficially owned by such holder, together with its affiliates, would exceed more than 4.99% or 9.99% (at the initial election of the holder) of the number of Common Shares outstanding following such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

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

Our U.S. GAAP accounting policies are referred to in Note 2 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2023 Annual Report. All amounts are in U.S. dollars, unless otherwise indicated.

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

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 ODT is expected to consist of two clinical trials: the Voyage Study (MM120-300) and the Panorama Study (MM120-301). Both studies are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group study assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension study during which participants will be eligible for open-label treatment with MM120, subject to certain conditions for re-treatment eligibility. The Voyage Study is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and the Panorama Study is anticipated to enroll approximately 240 participants (randomized 5:2:5 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both studies will utilize an adaptive study design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each study in the case of certain parameters. We expect the primary endpoint for each study is the change from baseline in Hamilton Anxiety Rating Scale (HAM-A) score at Week 12 between MM120 ODT 100 µg and placebo. We expect to initiate the Voyage Study in the second half of 2024 with an anticipated topline readout (Part A results) in the first half of 2026 and we expect to initiate the Panorama Study in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. Both studies are subject to ongoing regulatory review and discussions, which could result in changes to study design, including of the Phase 3 clinical trials.

In addition to our Phase 3 clinical program for GAD, we are developing MM120 for the treatment of Major Depressive Disorder (“MDD”). In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our MM120 MDD program and the study design for our planned Emerge Study (MM120-310), which like our pivotal studies in GAD is comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group study assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension study during which participants will be eligible for open-label treatment with MM120, subject to certain conditions for re-treatment eligibility. The Emerge Study is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (MADRS) score at Week 6 between MM120 ODT 100 µg and placebo. We expect to initiate the Emerge Study in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026.

In addition to the findings from our Phase 2b trial on comorbid depressive symptoms in GAD patients, additional evidence for the potential of lysergide in the treatment of MDD is available from a double-blind, investigator-initiated trial of lysergide in participants with MDD conducted by our collaborators at University Hospital Basel (“UHB”). In this trial, 61 participants were randomized to receive one of two treatment regimens of lysergide. Each regimen consisted of two treatment sessions separated by four weeks. In the high-dose regimen, participants received 100 µg in their first dosing session and either 100 µg or 200 µg in their second dosing session. In the control regimen, participants received 25 µg in each dosing session. The high-dose regimen (n=28) demonstrated statistically and clinically significant improvements on the primary endpoint, which was the change in clinician-rated Inventory of Depressive Symptomatology – Clinical Rating (“IDS-C”) scores six weeks after the first treatment session compared to the control regimen (n=27). Participants in the high-dose regimen demonstrated a least square mean change from baseline in IDS-C scores of -12.9 points compared to -3.6 points in the control regimen (p=0.05). The statistically significant benefit measured by IDS-C was maintained up to 16 weeks after the first session of the high-dose regimen compared to the control-dose regimen (p=0.01). According to the results reported by UHB, lysergide was generally well-tolerated in the trial, as indicated by adverse events, vital signs, and laboratory values. UHB reported four serious adverse events (“SAEs”) during the trial, three of which were determined to be “possibly related” to the treatment. These SAEs were two hospitalizations due to worsening depression in the control regimen and one in the high-dose regimen. UHB noted that a participant in the control regimen who withdrew from the trial after such participant’s first session died of suicide seven months later. No treatment association was suspected and this was not reported as an SAE because it occurred after the participant withdrew from the trial. Secondary outcome measures for the trial included improvements in the self-rated version of the Inventory of Depressive Symptomatology – Self Report (IDS-SR), Beck Depression Inventory (BDI), and State-Trait Anxiety Inventory (STAI-G), along with other psychiatric symptom assessments. Participants were followed for up to 16 weeks following the first treatment session.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In the third quarter of 2022, UHB began conducting a Phase 1 investigator-initiated trial (“IIT”) of R(-)-MDMA, S(+)-MDMA and R/S-MDMA in healthy volunteers to compare the tolerability, pharmacokinetics and acute subjective, physiological and endocrine effects of the three molecules. On June 6, 2024, UHB presented topline data from the trial at the Interdisciplinary Conference on Psychedelic Research in The Netherlands. The presentation noted that the trial indicates that R(-)-MDMA, S(+)-MDMA and R/S-MDMA induced overall similar qualitative subjective and adverse effects when dosed equivalently. The presentation also noted that S(+)-MDMA may have slightly greater stimulant like properties than R/S-MDMA and R(-)-MDMA. The pharmacokinetic findings from the trial indicate that R(-)-MDMA, but not S(+)-MDMA, inhibits the Cytochrome P450 2D6 enzyme (CYP2D6), which is the primary metabolic pathway for MDMA inactivation, and thereby its own inactivation and that of S(+)-MDMA when administered as R/S-MDMA. In addition, we have initiated our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers in the fourth quarter of 2023. This Phase 1 clinical trial is intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402.

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

Our drug development program is complemented by digital medicine projects to develop products intended to help facilitate the adoption and scalability of our product candidates, if and when they are approved. Our digital medicine projects and product roadmaps strategies, and investments are based on the projected development and commercialization strategies of our product candidates, with timelines and investments for each project contingent on the progression of the related drug program.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $5.9 million and $60.3 million for the three and six months ended June 30, 2024, respectively, and $29.1 million and $53.9 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $350.5 million and cash and cash equivalents of $243.1 million.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

Recent Developments

Underwritten Public Offering

On August 9, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “August Offering”) of (i) 9,285,511 common shares (the “Shares”), no par value per share (“Common Shares”), and (ii) to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,428,775 Common Shares (the “Pre-Funded Warrant Shares”). The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds from the August Offering are expected to be approximately $70.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The August Offering closed on August 12, 2024.

We intend to use the net proceeds from the August Offering to fund the research and development of our product candidates and for working capital and general corporate purposes.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the Common Shares as well as upon any distribution of assets, including cash, securities or other property, to our shareholders. The Pre-Funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-Funded Warrants may not exercise such Pre-Funded Warrants if the aggregate number of Common Shares beneficially owned by such holder, together with its affiliates, would exceed more than 4.99% or 9.99% (at the initial election of the holder) of the number of Common Shares outstanding following such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

At-the-Market Offering

On June 28, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”) to create an at-the-market equity program under which the Company from time to time may offer and sell our Common Shares of the Company (the “ATM Shares”), through or to the Agent. We filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the Agent with customary indemnification rights, and the Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

Voluntary CBOE Canada Delisting

Effective April 10, 2024, we voluntarily delisted our common shares from Cboe Canada. Our common shares will continue to trade on Nasdaq under the symbol “MNMD”.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of direct and indirect costs incurred for the development of our product candidates.

External expenses include:

•
payments to third parties in connection with the clinical development of our product candidates, including licensing fees and fees to contract research organizations and consultants;
•
the cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations and consultants;
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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$14,645	$14,777	$(132)	(1)%	$26,350	$27,375	$(1,025)	(4)%
General and administrative	9,813	14,407	(4,594)	(32)%	20,312	22,670	(2,358)	(10)%
Total operating expenses	24,458	29,184	(4,726)	(16)%	46,662	50,045	(3,383)	(7)%
Loss from operations	(24,458)	(29,184)	4,726	(16)%	(46,662)	(50,045)	3,383	(7)%
Other income/(expense):
Interest income	3,116	1,388	1,728	124%	4,772	2,748	2,024	74%
Interest expense	(466)	(77)	(389)	*	(900)	(153)	(747)	*
Foreign exchange gain/(loss), net	(32)	247	(279)	(113)%	(557)	195	(752)	*
Change in fair value of 2022 USD Financing Warrants	13,445	(1,504)	14,949	*	(19,448)	(6,690)	(12,758)	191%
Gain on extinguishment of contribution payable	2,541	—	2,541	100%	2,541	—	2,541	100%
Total other income/(expense), net	18,604	54	18,550	*	(13,592)	(3,900)	(9,692)	249%
Net loss	(5,854)	(29,130)	23,276	(80)%	(60,254)	(53,945)	(6,309)	12%
Other comprehensive loss:
Gain/(loss) on foreign currency translation	(3)	(279)	276	(99)%	490	(265)	755	(285)%
Comprehensive loss	$(5,857)	$(29,409)	$23,552	(80)%	$(59,764)	$(54,210)	$(5,554)	10%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
External Costs
MM120 program	$6,104	$6,570	$(466)	(7)%	$10,867	$11,345	$(478)	(4)%
MM402 program	1,787	396	1,391	*	2,170	1,393	777	56%
MM110 program	5	14	(9)	(64)%	18	31	(13)	(42)%
External R&D collaborations	261	283	(22)	(8)%	498	585	(87)	(15)%
Preclinical and other programs	193	2,251	(2,058)	(91)%	1,050	3,581	(2,531)	(71)%
Total external costs	8,350	9,514	(1,164)	(12)%	14,603	16,935	(2,332)	(14)%
Internal Costs	6,295	5,263	1,032	20%	11,747	10,440	1,307	13%
Total research and development expenses	$14,645	$14,777	$(132)	(1)%	$26,350	$27,375	$(1,025)	(4)%

* Represents a change greater than 300%

Research and development expenses decreased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to decreases of $0.5 million in expenses related to our MM120 program, and a decrease of $2.0 million in expenses related to preclinical activities, partially offset by an increase of $1.0 million in internal personnel costs as a result of increasing research and development capacities, and an increase of $1.4 million in expenses related to our MM402 program.

Research and development expenses decreased by $1.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to decreases of $0.5 million in expenses related to our MM120 program, a decrease of $2.5 million in expenses related to preclinical activities, partially offset by an increase of $1.3 million in internal personnel costs as a result of increasing research and development capacities, and an increase of $0.7 million in expenses related to our MM402 program.

General and Administrative

General and administrative expenses decreased by $4.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to professional services fees and expenses during the three months ended June 30, 2023 related to the proxy contest in connection with our 2023 annual general meeting of shareholders, partially offset by increased stock-based compensation expense.

General and administrative expenses decreased by $2.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to professional services fees and expenses during the six months ended June 30, 2023 related to the proxy contest in connection with our 2023 annual general meeting of shareholders, partially offset by increased stock-based compensation expense and an increase in personnel-related expenses.

Other Income (Expense)

Interest Income

Interest income increased by $1.7 million and $2.0 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. This was primarily due to interest earned on our cash and cash equivalents as a result of higher interest rates during the three and six months ended June 30, 2024.

Interest Expense

Interest expense increased by $0.4 million and $0.7 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. This was primarily due to interest expense related to our credit facility.

Foreign Exchange Gain/(Loss), Net

Foreign exchange loss increased by $0.3 million and $0.8 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to unfavorable changes in foreign exchange rates during the three and six months ended June 30, 2024.

Change in fair value of 2022 USD Financing Warrants

Revaluation gain on the 2022 USD Financing Warrants liability was $13.4 million for the three months ended June 30, 2024, and revaluation loss on the 2022 USD Financing Warrants liability was $19.4 million for the six months ended June 30, 2024. Revaluation loss on the 2022 USD Financing Warrants liability was $1.5 million and $6.7 million for the three and six months ended June 30, 2023, respectively. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

Gain on extinguishment of contribution payable

Gain on extinguishment of contribution payable was $2.5 million for the three and six months ended June 30, 2024. In June 2024, we made a lump sum payment of $0.3 million in full satisfaction of its remaining obligations of the contribution payable liability. As a result, both parties were subsequently released from any further commitments from the agreement. The difference between the fair value of the lump sum payment of $0.3 million, and the carrying value of the contribution payable prior to the settlement of $2.8 million, resulted in the gain on extinguishment of $2.5 million.

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

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities. We have not earned any revenue or reached successful commercialization of our product candidates. Our future operations are dependent upon our ability to finance our cash requirements, which will allow us to continue our research and development activities and the commercialization of our product candidates, if approved. There can be no assurance that we will be successful in continuing to finance our operations.

Our cash and cash equivalents and our working capital at June 30, 2024 was $243.1 million and $205.8 million, respectively. We believe that our cash and cash equivalents as of June 30, 2024, plus the approximately $70.0 million in net proceeds from the August Offering will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD.

On May 4, 2022, we entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Agents”), pursuant to which we may issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “2022 ATM”). As of March 7, 2024, we had raised an aggregate of $40.9 million under the 2022 ATM and had remaining availability of $59.1 million. On March 7, 2024, we announced that we had delivered written notice to the Prior Agents that we were suspending and terminating the 2022 ATM prospectus, dated May 16, 2022. On May 28, 2024, we delivered written notice to the Prior Agents that we were terminating the Prior Sales Agreement.

On August 11, 2023 (the “Closing Date”), we and certain of our subsidiaries party thereto, as co-borrowers (together with us, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (“Term Loans”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. The second milestone-based tranche of $10.0 million was achieved and funded in the second quarter of 2024.

On March 7, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by us in an underwritten offering (the “March Offering”) of 16,666,667 of our Common Shares at an offering price of $6.00 per share, less underwriting discounts and commissions.

The net proceeds from the March Offering were approximately $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Also on March 7, 2024, we entered into a securities purchase agreement with certain investors (the “Investors”), pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our Common Shares, no par value, at a price of $6.00 per share, in a private placement transaction (the “Private Placement”).

The net proceeds from the Private Placement were approximately $70.1 million, after deducting fees and expenses payable by us.

We intend to use the net proceeds from the March Offering and the Private Placement for (i) the research and development of our product candidates and (ii) working capital and general corporate purposes.

The March Offering and the Private Placement closed on March 11, 2024.

On June 28, 2024, we entered into the Sales Agreement with the Agent to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares, through or to the Agent. We filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. We have provided the Agent with customary indemnification rights, and the Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

Sales of the ATM Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

On August 9, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with the August Offering of (i) the Shares, and (ii) to certain investors, the Pre-Funded Warrants to purchase the Pre-Funded Warrant Shares. The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds from the August Offering are expected to be approximately $70.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The August Offering closed on August 12, 2024.

We intend to use the net proceeds from the August Offering to fund the research and development of our product candidates and working capital and general corporate purposes.

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

We believe that our cash and cash equivalents as of June 30, 2024, plus the approximately $70.0 million in net proceeds from the August Offering will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net cash used in operating activities	$(36,587)	$(27,176)
Net cash provided by financing activities	180,035	1,857
Foreign exchange impact on cash	(20)	72
Net increase/(decrease) in cash	$143,428	$(25,247)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024 was $36.6 million, which consisted of a net loss of $60.3 million and a net change of $4.1 million in our net operating assets and liabilities, partially offset by $27.8 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $19.4 million, share-based compensation of $9.7 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million, partially offset by a gain on extinguishment of the contribution payable of $2.5 million.

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

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was $180.0 million, which consisted of $175.0 million of gross proceeds from the March Offering and Private Placement, $10.0 million proceeds from our credit facility, $4.4 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the 2022 ATM, net of issuance costs, $0.6 million in proceeds from the exercise of options, partially offset by $10.8 million of issuance costs related to the March Offering and Private Placement, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Cash provided by financing activities for the six months ended June 30, 2023 was $1.9 million, which consisted of net proceeds from the issuance of Common Shares under our 2022 ATM, net of issuance costs.

Contractual Obligations and Contingencies

See Note 9 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements as of June 30, 2024, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2023 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated unaudited financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities under an effective Securities Act registration statement or such earlier time that we no longer are an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, our Chief Executive Officer and Principal Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Scott Freeman and FCM Litigation

Breach of Contract Lawsuit

We filed suit against Dr. Scott Freeman and FCM MM Holdings, LLC (“FCM”) on July 26, 2023 in Nevada state court, alleging, among other things, breach by Dr. Freeman and FCM of the non-disparagement and confidentiality provisions of the Separation Agreement dated August 31, 2020, between the Company and Dr. Freeman. We sought permanent injunctive relief, as well as compensatory, punitive, and exemplary damages and attorneys’ fees. On August 30, 2023, FCM removed the case from Nevada state court to the U.S. District Court for the District of Nevada.

On March 14, 2024, the parties informed the court that they had reached an agreement in principle to resolve the dispute and another action then pending in the U.S. District Court for the Southern District of New York (addressed below) and sought a temporary stay of all case deadlines to allow the parties to focus on a definitive settlement agreement. On May 13, 2024, the parties filed a joint stipulation informing the court that they had entered into a settlement agreement resolving all claims and issues between the parties related to the litigation and asking the court to dismiss the case with prejudice, which the Court granted on May 14, 2024.

Section 14(a) Lawsuit

On September 5, 2023, we filed suit in the U.S. District Court for Southern District of New York against Dr. Scott Freeman, Jake Freeman, Chad Boulanger, FCM and the other three FCM director nominees (Farzin Farzaneh, Vivek Jain and Alexander Wodka) for violations of the federal securities laws governing proxy filings, primarily Section 14(a) of the Securities Exchange Act of 1934, as amended. We sought permanent injunctive relief and attorneys’ fees, as well as an award of damages sustained by us as a result of defendants’ actions, including expenses incurred in connection with the proxy contest caused by defendants’ material misstatements and omissions.

As of March 13, 2024, the parties had reached a settlement in principle that was the result of extensive negotiations overseen by a court-appointed mediator. On April 12, 2024, we informed the court that the parties had a final written settlement agreement and were in the process of executing the agreement and completing certain commitments outlined therein. On May 2, 2024, we informed the court that the parties had a fully executed settlement agreement and jointly sought entry of a stipulated injunction. On May 10, 2024, the court ordered entry of the stipulated injunction, which enjoined the defendants from engaging in activities specified in the settlement agreement for a period of five years and dismissed the underlying case with prejudice.

Item 1A. Risk Factors.

During the six months ended June 30, 2024, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Use of Proceeds

None.

(c)
Issuer Purchases of Equity Securities

None.

For a description of certain working capital restrictions, including limitations upon the payment of dividends, see the description of our Loan Agreement in Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) except as follows:

On May 29, 2024, Carrie F. Liao, our Chief Accounting Officer, entered into a sell-to-cover arrangement intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of Common Shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting RSUs and the related issuance of Common Shares. The amount of Common Shares to be sold to satisfy the Company’s tax withholding obligations under this arrangement is dependent on future events which cannot be known at this time, including the future trading price of Company Common Shares. The expiration date relating to this arrangement is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting RSUs and the officer’s termination of service.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2*	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.
10.1	Sales Agreement, dated as of June 28, 2024, by and between Mind Medicine (MindMed) Inc. and Leerink Partners LLC	S-3	1.2	June 28, 2024	001-280548
10.2#	Mind Medicine (MindMed) Inc. Employee Share Purchase Plan	S-8	99.5	June 28, 2024	001-280547
10.3#* †	Separation Agreement between Schond Greenway and Mind Medicine (MindMed) Inc., dated May 3, 2024, amended May 28, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith.

# Indicates management contract or compensatory plan.

† Certain private or confidential information (as indicated therein) have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

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

Mind Medicine (MindMed) Inc.

Date: August 13, 2024	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: August 13, 2024	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Principal Financial Officer and Chief Accounting Officer