Form 10-Q
period 2024-09-30
Mind Medicine (MindMed) Inc.
filed 2024-11-07
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 73,331,690 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), MM402, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”), including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•
our expectations regarding the size of the eligible patient populations for our lead product candidates, if approved and commercialized;
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
•
our ability to identify, develop or acquire digital technologies to enhance our administration of our product candidates, if approved and commercialized;
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
•
the impact of adverse global economic conditions, including public health crises, geopolitical conflicts, fluctuations in interest rates, supply-chain disruptions and inflation, on our financial condition and operations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$295,284	$99,704
Prepaid and other current assets	4,074	4,168
Total current assets	299,358	103,872
Goodwill	19,918	19,918
Intangible assets, net	—	527
Other non-current assets	493	224
Total assets	$319,769	$124,541

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,149	$4,136
Accrued expenses	8,796	11,634
2022 USD Financing Warrants	22,320	16,476
Total current liabilities	33,265	32,246
Credit facility, long-term	24,311	14,129
Other liabilities, long-term	—	32
Total liabilities	57,576	46,407

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of September 30, 2024 and December 31, 2023; 81,590,491 and 41,101,303 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	625,510	367,991
Accumulated other comprehensive income	821	343
Accumulated deficit	(364,138)	(290,200)
Total shareholders' equity	262,193	78,134
Total liabilities and shareholders' equity	$319,769	$124,541

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,188	$13,203	$43,538	$40,578
General and administrative	7,604	8,413	27,916	31,083
Total operating expenses	24,792	21,616	71,454	71,661
Loss from operations	(24,792)	(21,616)	(71,454)	(71,661)
Other income/(expense):
Interest income	3,507	1,491	8,279	4,240
Interest expense	(727)	(328)	(1,627)	(481)
Foreign exchange loss, net	(32)	(439)	(589)	(244)
Change in fair value of 2022 USD Financing Warrants	8,360	3,020	(11,088)	(3,671)
Gain on extinguishment of contribution payable	—	—	2,541	—
Other expense	—	(51)	—	(51)
Total other income/(expense), net	11,108	3,693	(2,484)	(207)
Net loss	(13,684)	(17,923)	(73,938)	(71,868)
Other comprehensive loss
(Loss)/gain on foreign currency translation	(12)	415	478	150
Comprehensive loss	$(13,696)	$(17,508)	$(73,460)	$(71,718)
Net loss per common share, basic	$(0.18)	$(0.45)	$(1.12)	$(1.85)
Net loss per common share, diluted	$(0.27)	$(0.45)	$(1.12)	$(1.85)
Weighted-average common shares, basic	77,909,441	39,720,007	65,938,025	38,798,374
Weighted-average common shares, diluted	80,238,688	39,720,007	65,938,025	38,798,374

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares and warrants, net of share issuance costs	38,624,064	—	234,267	—	—	234,267
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	650,801	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	1,042,523	—	9,675	—	—	9,675
Stock-based compensation expense	—	—	12,960	—	—	12,960
Exercise of stock options, net of options withheld for tax	171,800	—	671	—	—	671
Net loss and comprehensive loss	—	—	—	478	(73,938)	(73,460)

Balance, September 30, 2024	81,590,491	$—	$625,510	$821	$(364,138)	$262,193

Balance, December 31, 2022	37,979,136	$—	$344,758	$627	$(194,468)	$150,917
Issuance of common shares, net of share issuance costs	1,402,598	—	4,943	—	—	4,943
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Exercise of stock options	13,333	—	49	—	—	49
Settlement of restricted share unit awards	672,641	—	—	—	—	—
Stock-based compensation expense	—	—	11,610	—	—	11,610
Net loss and comprehensive loss	—	—	—	150	(71,868)	(71,718)
Balance, September 30, 2023	40,094,708	$—	$361,538	$777	$(266,336)	$95,979

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, June 30, 2024	72,075,076	$—	$551,668	$833	$(350,454)	$202,047
Issuance of common shares and warrants, net of share issuance costs	9,285,511	—	69,969	—	—	69,969
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	205,999	—	—	—	—	—
Stock-based compensation expense	—	—	3,841	—	—	3,841
Exercise of stock options, net of options withheld for tax	23,905	—	32	—	—	32
Net loss and comprehensive loss	—	—	—	(12)	(13,684)	(13,696)
Balance, September 30, 2024	81,590,491	—	625,510	821	(364,138)	262,193

Balance, June 30, 2023	38,807,159	$—	$354,023	$362	$(248,413)	$105,972
Issuance of common shares, net of share issuance costs	800,700	—	3,086	—	—	3,086
Settlement of restricted share unit awards	446,516	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Exercise of stock options	13,333	—	49	—	—	49
Stock-based compensation expense	—	—	4,202	—	—	4,202
Net loss and comprehensive loss	—	—	—	415	(17,923)	(17,508)
Balance, September 30, 2023	40,094,708	$—	$361,538	$777	$(266,336)	$95,979

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(73,938)	$(71,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,468	11,818
Amortization of intangible assets	527	2,372
Change in fair value of 2022 USD Financing Warrants	11,088	3,671
Gain on extinguishment of contribution payable	(2,541)	—
Unrealized foreign exchange	509	—
Other non-cash adjustments	228	128
Changes in operating assets and liabilities:
Prepaid and other current assets	(532)	1,575
Other noncurrent assets	115	60
Accounts payable	(1,987)	5,535
Accrued expenses	(683)	3,742
Other liabilities, long-term	(32)	(835)
Net cash used in operating activities	(53,778)	(43,802)
Cash flows from financing activities
Proceeds from the August Offering	74,999	—
Payment of issuance costs from the August Offering	(5,030)	—
Proceeds from the March Offering and Private Placement	175,000	—
Payment of issuance costs from the March Offering and Private Placement	(11,060)	—
Proceeds from credit facility	10,000	15,000
Payment of credit facility issuance costs	(128)	(802)
Proceeds from the 2022 ATM net of issuance costs	984	4,943
Payment of deferred financing fees related to 2024 ATM	(424)	—
Proceeds from exercise of 2022 USD Financing Warrants	4,431	114
Proceeds from exercise of options	671	—
Withholding taxes paid on vested RSUs	(54)	—
Net cash provided by financing activities	249,389	19,255
Effect of exchange rate changes on cash	(31)	104
Net increase/(decrease) in cash and cash equivalents	195,580	(24,443)
Cash and cash equivalents, beginning of period	99,704	142,142
Cash and cash equivalents, end of period	$295,284	$117,699

Supplemental Cash Flow Information
Cash paid for interest	$1,541	$100
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	$5,244	$64
Deferred financing fees related to 2024 ATM included in accrued expenses	$6	$—
Reclass of deferred financing fees related to 2022 ATM to additional paid-in capital	$332	$—
Unpaid issuance costs for credit facility	$—	$170
Proceeds from exercise of options in prepaid and other current assets	$—	$49

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

As of September 30, 2024, the Company had an accumulated deficit of $364.1 million. Through September 30, 2024, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), warrants to purchase Common Shares, and the Company’s credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities under an effective Securities Act of 1933 (the "Securities Act") registration statement or such earlier time that it is no longer an emerging growth company.

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

Following the Company’s voluntary delisting from Cboe Canada in April 2024, the Company reassessed its functional currency and determined that, as of April 1, 2024, its functional currency had changed from the CAD to the USD. The Company's analysis included various factors, including: the Company’s cash flows and expenses denominated primarily in USD, and the primary market for the Company’s Common Shares trading in USD. The change in functional currency was accounted for prospectively from April 1, 2024, and the unaudited condensed consolidated financial statements prior to and including the period ended March 31, 2024 were not restated for the change in functional currency.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of September 30, 2024, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $293.3 million as of September 30, 2024, and $96.7 million as of December 31, 2023.

Net Loss per Share

For the three-month period ended September 30, 2024, the Company determined that the 2022 USD Financing Warrants had a dilutive impact to the calculation of net loss per share. As a result, the Company calculated diluted net loss per Common Share for the three months ended September 30, 2024 as follows:

Three Months Ended September 30,
2024
Numerator:
Net loss attributable to common shareholders, basic	$(13,684)
Change in fair value of 2022 USD Financing Warrants	(8,360)
Net loss attributable to common shareholders, diluted	$(22,044)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	77,909,441
Incremental shares from 2022 USD Financing Warrants	2,329,247
Weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	80,238,688

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options issued and outstanding under stock option plan	3,698,252	2,234,288	3,698,252	2,234,288
Restricted Share Units	1,552,862	2,524,721	1,552,862	2,524,721
CAD Compensation Warrants	—	125,890	—	125,890
CAD Financing Warrants	—	1,286,282	—	1,286,282
Conversion Shares	997,506	—	997,506	—
2022 USD Financing Warrants	—	7,031,823	5,989,300	7,031,823
Estimated shares issuable under the ESPP	37,370	—	37,370	—
Total	6,285,990	13,203,004	12,275,290	13,203,004

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

3.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands), and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$293,259	$—	$—	$293,259
Financial liabilities:
Directors' Deferred Share Unit Liability	$878	$—	$—	$878
2022 USD Financing Warrant Liability	$—	$—	$22,320	$22,320
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$96,682	$—	$—	$96,682
Financial liabilities:
Directors' Deferred Share Unit Liability	$387	$—	$—	$387
2022 USD Financing Warrant Liability	$—	$—	$16,476	$16,476

There were no transfers into or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2024 and the year ended December 31, 2023.

The fair value of the warrant liability is measured at fair value on a recurring basis. The warrants to purchase Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of September 30, 2024	As of December 31, 2023
Share price	$5.69	$3.66
Expected volatility	91.77%	94.72%
Risk-free rate	3.52%	3.87%
Expected life	3.00 years	3.75 years

4.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the nine months ended September 30, 2024, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill and long-lived assets, and no impairment charges recorded during the three and nine months ended September 30, 2024 and 2023, respectively.

Intangible assets, net

As of December 31, 2023, the Company’s developed technology intangible assets had a gross carrying value of $9.5 million, accumulated amortization of $9.0 million, and a net carrying value of $0.5 million. The Company's developed technology intangible assets were fully amortized as of March 31, 2024.

Amortization expense included in research and development expense was $0.5 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, and $0 and $0.8 million for the three months ended September 30, 2024 and 2023, respectively.

5.
ACCRUED EXPENSES

At September 30, 2024 and December 31, 2023, accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$3,839	$4,139
Accrued clinical and manufacturing costs	2,458	1,884
Professional services	1,310	2,022
Directors' Deferred Share Unit Liability	878	387
Other accruals	311	361
Contribution payable	—	2,841
Total accrued expenses	$8,796	$11,634

In June 2024, the Company made a lump sum payment of $0.3 million in full satisfaction of its remaining obligations of the contribution payable liability. As a result, both parties were subsequently released from any further commitments from the agreement. The difference between the fair value of the lump sum payment of $0.3 million, and the carrying value of the contribution payable prior to the settlement of $2.8 million, resulted in a gain on extinguishment of $2.5 million recognized by the Company in the unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024.

6.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of September 30, 2024, the Company had 81,590,491 Common Shares issued and outstanding.

At-The-Market Facilities

2022 ATM

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”), as well as an accompanying prospectus supplement ("Prior ATM Prospectus"). In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Agents”), pursuant to which the Company could issue and sell Common Shares for an aggregate offering price of up to $100.0 million in accordance with the Prior ATM Prospectus under an at-the-market offering program (the “2022 ATM”). Pursuant to the 2022 ATM, the Company paid the Prior Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company was not obligated to make any sales of its Common Shares under the 2022 ATM. During the nine months ended September 30, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the 2022 ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the 2022 ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Prior Agents that it was suspending and terminating the 2022 ATM prospectus, dated May 16, 2022. On May 28, 2024, the Company delivered written notice to the Prior Agents that it was terminating the Prior Sales Agreement.

2024 ATM

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of September 30, 2024.

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

The March Offering and the Private Placement both closed on March 11, 2024.

The August Offering

On August 9, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “August Offering”) of (i) 9,285,511 Common Shares (the “Shares”), and (ii) to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,428,775 Common Shares (the "Pre-Funded Warrant Shares"). The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds to the Company from the August Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The August Offering closed on August 12, 2024.

The Company intends to use the net proceeds from the August Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. The exercise price and the number of Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the Common Shares as well as upon any distribution of assets, including cash, securities or other property, to the Company’s shareholders. The Pre-Funded Warrants will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-Funded Warrants may not exercise such Pre-Funded Warrants if the aggregate number of Common Shares beneficially owned by such holder, together with its affiliates, would exceed more than 4.99% or 9.99% (at the initial election of the holder) of the number of Common Shares outstanding following such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of September 30, 2024, there were no exercises of the Pre-Funded Warrants.

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

The below table represents the activity associated with the Company's 2022 USD Financing Warrants for the nine months ended September 30, 2024:

2022 USD Financing Warrants
Balance at December 31, 2023	7,031,823
Exercised	(1,042,523)
Expired	—
Balance at September 30, 2024	5,989,300

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

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the nine months ended September 30, 2024 (in thousands):

As of September 30, 2024
Balance at December 31, 2023	$16,476
Warrant exercise	(5,244)
Change in fair value of the warrant liability	11,088
Balance at September 30, 2024	$22,320

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

As of September 30, 2024, in conjunction with the voluntary Cboe Canada delisting on April 1, 2024, all of the Company's Common Shares are only traded on the Nasdaq Stock Market. All equity awards have their exercise prices denominated in USD based upon the USD value on the day on which the equity award was granted.

Stock Options

On February 27, 2020, the Company adopted the Stock Option Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The Stock Option Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The Stock Option Plan was approved by the shareholders as part of the terms of an arrangement agreement (the “Arrangement”) entered into by the Company on October 15, 2019, in connection with the completion of its reverse acquisition, which completed on February 27, 2020. The Company is authorized to issue such number of stock options equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the Stock Option Plan, together with Common Shares that are issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the RSU Plan and ESPP.

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	2,161,734	$18.67	—	$—
Issued	2,068,580	5.51	—	—
Exercised	(204,395)	4.24	—	—
Forfeited	(300,059)	7.24	—	—
Expired	(27,608)	18.60	—	—
Options outstanding at September 30, 2024	3,698,252	$13.04	6.3	$1,685,167
Options vested and exercisable at September 30, 2024	1,671,885	$19.30	3.7	$633,304

The expense recognized related to stock options was $1.9 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $6.2 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Restricted Share Units

The Company adopted the RSU Plan to advance the interests of the Company by providing employees, contractors and directors of the Company a performance incentive for continued and improved service with the Company. The RSU Plan sets out the framework for determining eligibility as well as the terms of any stock-based compensation granted. The RSU Plan was approved by the shareholders as part of the Arrangement. The Company is authorized to issue such number of RSUs equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the RSU Plan, together with Common Shares that are issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the Option Plan and ESPP. The fair value has been estimated based on the closing price of the Common Shares on the day prior to the grant.

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	2,288,726	$7.20
Granted	216,800	7.99
Vested and issued	(651,031)	9.58
Cancelled	(301,633)	5.48
Balance at September 30, 2024	1,552,862	$6.65

The expense recognized related to RSUs was $2.0 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

For the nine months ended September 30, 2024, stock-based compensation expense of $0.5 million was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a decrease of stock-based compensation expense of $0.1 million relating to the revaluation of the vested DDSUs for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company did not issue any additional DDSUs. There were 148,729 DDSUs vested as of September 30, 2024. The liability associated with the outstanding vested DDSU’s was $0.9 million as of September 30, 2024, and was recorded to accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

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

As of August 15, 2024, the Company commenced the first offering under the ESPP. The fair value of Common Shares to be issued under the ESPP was estimated using the following assumptions:

Three and Nine Months Ended September 30, 2024
Expected term	0.5 years
Expected volatility	100.78%
Risk-free rate	5.04%
Weighted average grant date fair value per share	$2.79

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,110	$2,023	$4,747	$5,600
General and administrative	2,660	2,203	8,721	6,218
Total share-based compensation expense	$3,770	$4,226	$13,468	$11,818

As of September 30, 2024, there was approximately $11.7 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 2.4 years. As of September 30, 2024, there was approximately $9.4 million of total unrecognized stock-based compensation expense related to RSUs granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 2.4 years.

9.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $70.2 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own Common Shares and meets the conditions for equity classification. As of September 30, 2024, the Company estimated the fair value of the Conversion Shares to be $3.7 million using the Black-Scholes option pricing model.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of September 30, 2024.

The Company recorded $0.7 million and $1.5 million in interest expense for the three and nine months ended September 30, 2024, respectively.

Future expected repayments of principal amount due on the credit facility as of September 30, 2024 are as follows (in thousands):

Remainder of 2024	$-
2025	-
2026	13,369
2027	11,631
Total principal repayments	$25,000
Unamortized debt issuance costs	(689)
Total credit facility, non-current, net	$24,311

As of September 30, 2024, the Company estimated the fair value of the credit facility to be $24.7 million, assuming the full $4.0 million of principal is converted into Conversion Shares.

11. SUBSEQUENT EVENTS

On October 17, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD (collectively, the “Holders”) pursuant to which the Holders exchanged an aggregate of 8,000,000 of the Private Placement Shares for pre-funded warrants to purchase an aggregate of 8,000,000 Common Shares of the Company with an exercise price of $0.001 per share.

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

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD) that we are developing for the treatment of generalized anxiety disorder (“GAD”). We have also evaluated MM120 in a subperceptual repeat administration dosing regimen for the treatment of attention deficit hyperactivity disorder (“ADHD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In January 2024, we announced that our Phase 2a trial of a sub-perceptual dose of MM120 in ADHD did not meet its primary endpoint. In conjunction with the findings from our clinical trial of MM120 in GAD, we believe that these results support the critical role of perceptual effects of MM120 in mediating a clinical response. In March 2024, we announced that the FDA granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 orally disintegrating tablet (“ODT”) is expected to consist of two clinical trials: the Voyage Study (MM120-300) and the Panorama Study (MM120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for re-treatment eligibility. The Voyage Study is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and the Panorama Study is anticipated to enroll approximately 240 participants (randomized 5:2:5 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both trials will utilize an adaptive trial design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each trial in the case of certain parameters. We expect the primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between MM120 ODT 100 µg and placebo. We expect to initiate Voyage in the second half of 2024 with an anticipated topline readout (Part A results) in the first half of 2026 and we expect to initiate Panorama in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. Both trials are subject to ongoing regulatory review and discussions, which could result in changes to trial design, including of the Phase 3 clinical trials.

In addition to our Phase 3 clinical program for GAD, we are developing MM120 for the treatment of Major Depressive Disorder (“MDD”). In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge Study (MM120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (MADRS) score at Week 6 between MM120 ODT 100 µg and placebo. We expect to initiate Emerge in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 registrational trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October, we completed our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial was intended to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402. We expect to initiate further trials of MM402 for the treatment of ASD, with the exact timing and scope of such trials to be determined.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $13.7 million and $73.9 million for the three and nine months ended September 30, 2024, respectively, and $17.9 million and $71.9 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $364.1 million and cash and cash equivalents of $295.3 million.Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

1. Full trial details and clinicaltrials.gov links available at mindmed.co/clinical-digital-trials/

2. Studies in exploration and/or planning stage.

LSD: lysergide; R(-)-MDMA: rectus-3,4-methylenedioxymethamphetamine

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

The net proceeds from the August Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The August Offering closed on August 12, 2024.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD, MDD, ASD and other potential or future indications, including initiating additional and larger clinical trials.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$17,188	$13,203	$3,985	30%	$43,538	$40,578	$2,960	7%
General and administrative	7,604	8,413	(809)	(10)%	27,916	31,083	(3,167)	(10)%
Total operating expenses	24,792	21,616	3,176	15%	71,454	71,661	(207)	(0)%
Loss from operations	(24,792)	(21,616)	(3,176)	15%	(71,454)	(71,661)	207	(0)%
Other income/(expense):
Interest income	3,507	1,491	2,016	135%	8,279	4,240	4,039	95%
Interest expense	(727)	(328)	(399)	122%	(1,627)	(481)	(1,146)	238%
Foreign exchange loss, net	(32)	(439)	407	(93)%	(589)	(244)	(345)	141%
Change in fair value of 2022 USD Financing Warrants	8,360	3,020	5,340	177%	(11,088)	(3,671)	(7,417)	202%
Gain on extinguishment of contribution payable	—	—	—	100%	2,541	—	2,541	100%
Other expense	—	(51)	51	(100)%	—	(51)	51	(100)%
Total other income/(expense), net	11,108	3,693	7,415	201%	(2,484)	(207)	(2,277)	*
Net loss	(13,684)	(17,923)	4,239	(24)%	(73,938)	(71,868)	(2,070)	3%
Other comprehensive loss:
(Loss)/gain on foreign currency translation	(12)	415	(427)	(103)%	478	150	328	219%
Comprehensive loss	$(13,696)	$(17,508)	$3,812	(22)%	$(73,460)	$(71,718)	$(1,742)	2%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
External Costs
MM120 program	$9,702	$7,558	$2,144	28%	$20,569	$18,903	$1,666	9%
MM402 program	1,230	327	903	276%	3,400	1,719	1,681	98%
MM110 program**	2	8	(6)	(75)%	21	38	(17)	(45)%
External R&D collaborations	115	108	7	6%	612	693	(81)	(12)%
Preclinical and other programs	385	27	358	*	1,435	3,610	(2,175)	(60)%
Total external costs	11,434	8,028	3,406	42%	26,037	24,963	1,074	4%
Internal Costs	5,754	5,175	579	11%	17,501	15,615	1,886	12%
Total research and development expenses	$17,188	$13,203	$3,985	30%	$43,538	$40,578	$2,960	7%

* Represents a change greater than 300%

** In the third quarter of 2022, we suspended our MM110 program for the treatment of opioid withdrawal and determined that any further clinical development of MM110 will be subject to the receipt of additional non-dilutive capital and/or collaborations with third parties.

Research and development expenses increased by $4.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $2.1 million in expenses related to our MM120 program supporting the advancement into pivotal trials for the treatment of adults with GAD, an increase of $0.9 million in expenses related to our MM402 program, an increase of $0.6 million in internal personnel costs as a result of increasing research and development capacities, and an increase of $0.4 million in expenses related to preclinical activities.

Research and development expenses increased by $3.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an increase of $1.7 million in expenses related to our MM120 program supporting the advancement into pivotal trials for the treatment of adults with GAD, an increase of $1.7 million in expenses related to our MM402 program, and an increase of $1.9 million in internal personnel costs as a result of increasing research and development capacities, partially offset by a decrease of $2.2 million in expenses related to preclinical activities.

General and Administrative

General and administrative expenses decreased by $0.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to lower spending in legal and commercial activities, partially offset by increased stock-based compensation expense.

General and administrative expenses decreased by $3.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to professional services fees and expenses during the nine months ended September 30, 2023 related to the proxy contest in connection with our 2023 annual general meeting of shareholders, partially offset by increased stock-based compensation expense and an increase in personnel-related expenses.

Other Income (Expense)

Interest Income

Interest income increased by $2.0 million and $4.0 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. This was primarily due to interest earned on our cash and cash equivalents as a result of higher interest rates during the three and nine months ended September 30, 2024.

Interest Expense

Interest expense increased by $0.4 million and $1.1 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. This was primarily due to interest expense related to our credit facility entered into on August 11, 2023.

Foreign Exchange Loss, Net

Foreign exchange loss decreased by $0.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the decrease was primarily due to favorable changes in foreign exchange rates during the three months ended September 30, 2024. Foreign exchange loss increased by $0.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, the increase was primarily due to unfavorable changes in foreign exchange rates during the nine months ended September 30, 2024.

Change in fair value of 2022 USD Financing Warrants

Revaluation gain on the 2022 USD Financing Warrants liability was $8.4 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and revaluation loss on the 2022 USD Financing Warrants liability was $11.1 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

Gain on extinguishment of contribution payable

Gain on extinguishment of contribution payable was $2.5 million for the nine months ended September 30, 2024. In June 2024, we made a lump sum payment of $0.3 million in full satisfaction of our remaining obligations of the contribution payable liability. As a result, both parties were subsequently released from any further commitments from the agreement. The difference between the fair value of the lump sum payment of $0.3 million, and the carrying value of the contribution payable prior to the settlement of $2.8 million, resulted in the gain on extinguishment of $2.5 million.

Other Expense

Other expense for the three and nine months ended September 30, 2024 was consistent with the amount compared to the three and nine months ended September 30, 2023, respectively.

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

Our cash and cash equivalents and our working capital at September 30, 2024 was $295.3 million and $266.1 million, respectively. We believe that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD.

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

Also on March 7, 2024, we entered into a securities purchase agreement with certain investors (the “Investors”), pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our Common Shares at a price of $6.00 per share, in a private placement transaction (the “Private Placement”).

The net proceeds from the Private Placement were approximately $70.1 million, after deducting fees and expenses payable by us.

The March Offering and the Private Placement both closed on March 11, 2024.

On June 28, 2024, we entered into the Sales Agreement with the Agent to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares (as defined below), through or to the Agent. We filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares (the "ATM Shares") to be sold under the Sales Agreement.

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

The net proceeds from the August Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The August Offering closed on August 12, 2024.

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

We believe that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net cash used in operating activities	$(53,778)	$(43,802)
Net cash provided by financing activities	249,389	19,255
Foreign exchange impact on cash	(31)	104
Net increase/(decrease) in cash	$195,580	$(24,443)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024 was $53.8 million, which consisted of a net loss of $73.9 million and a net change of $3.1 million in our net operating assets and liabilities, partially offset by $23.3 million in non-cash charges. The non-cash charges primarily consisted of share-based compensation of $13.5 million, a change in fair value on the 2022 USD Financing Warrants liability of $11.1 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million, partially offset by a gain on extinguishment of the contribution payable of $2.5 million.

Cash used in operating activities for the nine months ended September 30, 2023 was $43.8 million, which consisted of a net loss of $71.9 million, partially offset by $18.0 million in non-cash charges and a net change of $10.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of share-based compensation of $11.8 million, a change in fair value on the 2022 USD Financing Warrants liability of $3.7 million, and amortization of intangible assets of $2.4 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $249.4 million, which consisted of $175.0 million of gross proceeds from the March Offering and Private Placement, $75.0 million in proceeds from the August Offering, $10.0 million proceeds from our credit facility, $4.4 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the 2022 ATM, net of issuance costs, and $0.7 million in proceeds from the exercise of options, partially offset by $11.1 million of issuance costs related to the March Offering and Private Placement, $5.0 million of issuance costs related to the August Offering, $0.4 million payment of deferred financing fees related to the 2024 ATM, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Cash provided by financing activities for the nine months ended September 30, 2023 was $19.3 million, which consisted of proceeds of $15.0 million from the credit facility partially offset by $0.8 million payment of credit facility issuance costs, $5.0 million of net proceeds from the issuance of Common Shares under our 2022 ATM, net of issuance costs, and $0.1 million of proceeds from the exercise of the 2022 USD Financing Warrants.

Contractual Obligations and Contingencies

See Note 9 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements as of September 30, 2024, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2023 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited condensed consolidated financial statements in this Quarterly Report, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, our Chief Executive Officer and Principal Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2024, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.	10-Q	3.2	August 13, 2024	001-40360
4.1	Form of Pre-Funded Warrant	8-K	4.1	August 12, 2024	001-40360
4.2	Form of Pre-Funded Warrant	8-K	4.1	October 17, 2024	001-40360
4.3*	Form of Pre-Funded Warrant
10.1	Exchange Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.1	October 17, 2024	001-40360
10.2	Amendment No. 1 to the Registration Rights Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.2	October 17, 2024	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

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

Mind Medicine (MindMed) Inc.

Date: November 7, 2024	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer
Date: November 7, 2024	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Principal Financial Officer and Chief Accounting Officer