Form 10-K
period 2024-12-31
Mind Medicine (MindMed) Inc.
filed 2025-03-06
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant was $515.4 million based on the closing price of the Registrant's common shares, as reported by the Nasdaq Stock Market, on such date.

The number of the Registrant’s common shares outstanding as of February 20, 2025 was 75,368,359.

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), MM402, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”);
•
our reliance on the success of our investigational MM120 product candidate;
•
our expectations regarding our cash runway;
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for MM120 orally disintegrating tablet ("ODT") in generalized anxiety disorder (“GAD”);
•
the protocol, timing of the initiation and availability of data from our Phase 3 clinical program for MM120 in major depressive disorder (“MDD”);
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

•
legislative and regulatory developments in the United States, including individual states, the UK, the European Union and other jurisdictions, including decisions by the U.S. Drug Enforcement Administration (“DEA”) and states to reschedule any of our product candidates, if approved, containing Schedule I controlled substances, before they may be legally marketed in the U.S.;
•
the effectiveness of our internal control over financial reporting;
•
actions of activist shareholders against us that have previously been and could be disruptive and costly and may result in litigation and have an adverse effect on our business and stock price;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. Management’s beliefs and assumptions, including the non-occurrence of the risks and uncertainties described in this Annual Report or other significant events occurring outside of our normal course of business, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements may turn out to be inaccurate. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Summary of Selected Risk Factors

The following is a summary of the principal risks associated with an investment in our common shares:

•
We have a limited operating history, have not completed any pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and contract research organizations (“CROs”), to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategies and impact our share price.

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including MM120 and MM402, our lead product candidates.

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder and major depressive disorder. In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 orally disintegrating tablet is expected to consist of two clinical trials: the Voyage study (MM120-300) and the Panorama study (MM120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both trials will utilize an adaptive trial design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each trial in the case of certain parameters. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between MM120 ODT 100 µg and placebo. On December 16, 2024, we announced the initiation of Voyage, with an anticipated topline readout (Part A results) in the first half of 2026. On January 30, 2025, we announced the initiation of Panorama, with an anticipated topline readout (Part A results) in the second half of 2026. Both trials are subject to ongoing regulatory review and discussions, which could result in changes to trial design, including of the Phase 3 clinical trials.

In addition to our Phase 3 clinical program for GAD, we are developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale ("MADRS") score at Week 6 between MM120 ODT 100 µg and placebo. We expect to initiate Emerge in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 pivotal trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402. We expect to initiate further trials of MM402 for the treatment of ASD, with the exact timing and scope of such trials to be determined.

Beyond our clinical stage product candidates, we are exploring additional programs, including through external collaborations, which we seek to expand our drug development pipeline and broaden the potential applications of our lead product candidates. These research and development programs include non-clinical, pre-clinical and human clinical trials of current and new product candidates and research compounds with our collaborators.

Our business is premised on a growing body of research supporting the use of novel psychoactive compounds to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved pursuant to the regulations of the FDA and the regulations in other jurisdictions. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying product candidates according to current Good Manufacturing Practices (“cGMP”), and conducting all trials and development in accordance with the regulations of the FDA, and other regulations in other jurisdictions.

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, Mind Medicine, Inc. (“MindMed US”), was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through MindMed US.

Our Strategy

Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We intend to accomplish our mission by leading in psychedelic research and development, commercialization and patient access, with a focus on completing our Phase 3 clinical trials of MM120 ODT in GAD and MDD. Key elements of our strategy are to:

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

R(-)-MDMA: rectus-3,4-methylenedioxymethamphetamine

MM120 (Lysergide D-tartrate)

MM120, or lysergide D-tartrate, is our proprietary product candidate, a pharmaceutically optimized form of lysergide D-tartrate being developed for GAD, MDD and other brain health disorders. Lysergide was first synthesized in 1938 and its psychoactive properties were discovered in 1943. From 1949 to 1966, lysergide was used by psychiatrists and researchers to gain insights into the world of brain health and to assist psychotherapy. The precise mechanism by which lysergide modulates anxiety and depression is still under investigation, but recent neuroimaging studies have provided a plausible explanation for clinical efficacy in these disease areas. Lysergide decreases the functional integrity of brain networks and the separation between networks while also enhancing neurogeneration. At the whole-brain level, lysergide increases functional connectivity between various brain regions and increases measures of functional ‘brain entropy’ across many functional systems. This increase in connectivity between brain regions is correlated with ego dissolution and other aspects of the lysergide experience that are believed to contribute to subsequent and persistent improvements in psychological functioning. Acute and persistent reconfiguration of brain networks by lysergide—particularly prefrontal and default mode network regions— may represent systems-level mechanisms underlying its therapeutic effects in anxiety, depression and other brain health disorders. Lysergide has been investigated for its applications in the treatment of anxiety associated with terminal cancer, depression, alcohol use disorder, and opioid use disorder, among other conditions.

General Anxiety Disorder (GAD)

GAD is a chronic, often debilitating mental health disorder that affects approximately 10% of U.S. adults in their lifetimes. Symptoms of GAD include excessive anxiety and worry that persists for over six months, which can lead to significant impairments in social, occupational and other functioning, according to the National Institute of Mental Health. While there is substantial diagnostic overlap between GAD, MDD, and other major brain health disorders, there has been very little innovation focused on the treatment of GAD in the past several decades due to the shift in focus from anxiety disorders, like GAD, toward depressive disorders, like MDD.

In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the HAM-A scale compared to placebo at Week 4. MM120 was administered as a single-dose in a monitored clinical setting with no additional therapeutic intervention. MM120 100 µg - the dose achieving the highest level of clinical activity - demonstrated a 7.6-point reduction compared to placebo at Week 4 (-21.3 MM120 vs. -13.7 placebo; p<0.0004; Cohen’s d=0.88). Clinical Global Impressions-Severity (“CGI-S”) scores on average improved from 4.8 to 2.4 in the 100 ug dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline ill’ at Week 4 (p<0.001). This clinical activity was observed to be rapid and durable beginning on Day 2 and continuing through Week 4 with no loss.

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

In the Phase 2b trial, MM120 was generally well-tolerated with most adverse events mild to moderate, transient and primarily occurring on dosing day, consistent with expected acute effects of the study drug. The most common adverse events, with at least 10% incidence on dosing day in the 100 µg dose group, included illusion, nausea, headache, hallucination, euphoric mood, anxiety, mydriasis, hyperhidrosis, paresthesia, fatigue, blood pressure increase, abnormal thinking, and altered state of consciousness.

Prior to treatment with MM120, trial participants were clinically tapered and then washed out from any anxiolytic or antidepressant treatments and did not receive any form of study-related psychotherapy for the duration of their participation in the trial.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 ODT into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 ODT is expected to consist of two clinical trials: the Voyage study (MM120-300) and the Panorama study (MM120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both trials will utilize an adaptive trial design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each trial in the case of certain parameters. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between MM120 ODT 100 µg and placebo. On December 16, 2024, we announced the initiation of Voyage, with an anticipated topline readout (Part A results) in the first half of 2026. On January 30, 2025, we announced the initiation of Panorama with an anticipated topline readout (Part A results) in the second half of 2026. Both trials are subject to ongoing regulatory review and discussions, which could result in changes to trial design, including of the Phase 3 clinical trials.

On December 5, 2024, we announced that MM120 ODT has been granted an Innovation Passport designation for the treatment of GAD under Innovative Licensing and Access Pathway (“ILAP”) by the UK. Medicines and Healthcare products Regulatory Agency (“MHRA”). The Innovation Passport is the entry point to the ILAP, which aims to accelerate time to market and facilitate patient access to medicines in the UK.

Major Depressive Disorder (MDD)

In 2023, it is estimated that 21.9 million adults in the U.S. experienced at least one major depressive episode (“MDE”). MDD is characterized by the presentation of five or more depressive symptoms, occurring for at least 2 weeks, and is the second most common mental health disorder in the U.S. Symptoms of MDD may include feelings of worthlessness, fatigue, impaired social functioning and recurrent thoughts of death. MDD is associated with significant morbidity and mortality, serious functional impairment, and reduced quality of life. MDD also leads to substantial economic burdens due to higher direct and indirect costs. For patients who experience an MDE, fewer than half will receive adequate or any pharmacotherapy. Among those treated, approximately 2/3 will not achieve remission from 1st line therapy.

We are also developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between MM120 ODT 100 µg and placebo. We expect to initiate Emerge in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 registrational trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

Given the highly comorbid nature of MDD and GAD, it is common to assess the impact on both depression and anxiety symptoms in clinical trials of either population. As such, in our Phase 2b GAD trial, one of the secondary endpoints was the change from baseline in depression symptoms (as measured by the MADRS score) at week 6 between MM120 and placebo. In March of 2024, we announced that MM120 100 µg demonstrated statistically and clinically significant reductions in comorbid depressive symptoms, with a MADRS score improvement of 18.7 points on compared to placebo.

MM402 (R(-)-MDMA)

MM402, or R(-)-MDMA, is our proprietary form of the R-enantiomer of MDMA, which we are developing for the treatment of ASD. MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. R(-)-MDMA is thought to increase the levels of serotonin and, to a lesser extent, norepinephrine, and dopamine, in the brain, resulting in feelings of increased sociability and interpersonal emotional warmth. Preclinical studies of R(-)-MDMA demonstrate its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it could exhibit better tolerability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402. We expect to initiate further trials of MM402 for the treatment of ASD, with the exact timing and scope of such trials to be determined.

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

Further Exploration of Novel Biopharmaceuticals and Other Areas of Interest

Beyond our lead product candidates, we have several additional programs, including through external collaborations, through which we seek to expand our drug development pipeline and broaden the potential application of our lead product candidates. These research programs include non-clinical, pre-clinical and human clinical trials of current and new product candidates and research compounds with our collaborators.

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

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. We currently develop and source all of our clinical and non-clinical drug substance and drug product supply through several CDMOs on a purchase order basis under master service and quality agreements. We have also developed and sourced the proprietary formulations of our product candidates from CDMOs, and intend to source all of our future clinical supplies of our product candidates from CDMOs that comply with applicable cGMP.

While we seek to enhance our market protection strategy by identifying unique and/or proprietary methods of manufacturing and/or dosage forms and entering into exclusive long-term or commercial supply agreements, we do not currently have arrangements in place for either commercial supply or redundant supply of drug substance or drug product for our research compounds and product candidates. We intend to enter into a long-term supply agreement at the appropriate time for drug substance and drug product for each product candidate, as and if clinical development of our product candidates continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and through exploring additional manufacturers to provide drug substance or drug product.

Through our third-party manufacturers, we have or intend to refine and scale up the manufacturing process for our product candidates and manufacture clinical supplies as our development program progresses. We believe we currently have sufficient drug substance for our ongoing trials and believe we will have access and steady supply of drug substance for our planned and future clinical trials.

Catalent

In August 2023, we announced an exclusive licensing agreement with Catalent for its patented Zydis® ODT technology. Under the terms of the licensing agreement, Catalent has granted us access to its Zydis technology for the development of MM120. The agreement also provides us with exclusive rights for the use of the Zydis technology to develop all salt and polymorphic forms of lysergide in the United States, United Kingdom, and European Union among other key jurisdictions. Zydis ODT is a unique, freeze-dried, oral solid dosage form that disperses almost instantly in the mouth, without the need for water. Zydis is also recognized as one of the world’s best performing ODTs and has well-established advantages over conventional oral dosage forms, including improved patient compliance, adherence and convenience.

UHB Research and Development Collaborations

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

Pursuant to our agreement, we may support certain research programs, as well as certain clinical trials under the direction of Dr. Liechti. Dr. Liechti, as principal investigator, has primary responsibility for such research trials of the selected compounds. Subject to certain terms and conditions, we provide research funding and certain milestone payments in return for the exclusive license to existing and future data and intellectual property generated from clinical trials. Subject to terms and conditions, the UHB Liechti Lab may receive royalties and development revenue on any commercially marketed products developed through the collaboration.

Intellectual Property

We strive to protect the proprietary know-how and technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We may also rely on trademarks and/or trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. To protect our rights to our proprietary know-how and technology, we require all employees, as well as our consultants and CROs, when feasible, to enter into agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by these employees, consultants, and contract research organizations ("CROs") in the course of their service to us. On occasion, we also enter into research and development agreements with CDMOs in which certain intellectual property is shared jointly with CDMOs.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of use, treatment and patient selection, formulations and manufacturing processes created or identified from our ongoing development of our product candidates. Our success depends in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our proprietary rights from others infringing our proprietary rights; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and proprietary rights of third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We may also rely on trademarks, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain U.S. and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

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

Patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, or not at all, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Our patent portfolio, as of March 1, 2025, contains ten issued U.S. patents, 49 pending U.S. applications, and 8 pending patent cooperation treaty applications that are either solely owned by us or in-licensed, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Singapore, South Korea, and Taiwan. For lysergide, these patents and patent applications are directed to methods of treatment, analytical methods, compositions of matter, and formulations. For MDMA, these patent applications are directed to R(-)-MDMA and prodrugs thereof, including methods of treatment, methods of manufacture, and compositions of matter. If issued, the 20-year term expiration dates from which our patents will expire is between 2041 to 2044, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

In addition to patents, we also rely upon trademarks, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have U.S. trademark registrations for MINDMED and our brain logo in the U.S., as well as pending trademark applications for MINDMED and our brain logo in Canada. We maintain and are seeking additional registered trademarks, and we also rely on common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered. We believe that we have certain know-how and trade secrets relating to our technology and product candidates. We rely on trade secrets to protect certain aspects of our technology related to our current and future product candidates.

Obtaining patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents that could be used to prevent or attempt to prevent us from commercializing our product candidates. If third parties prepare and file patent applications in the United States or other jurisdictions that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO or similar proceedings in other jurisdictions to determine the priority of invention.

Patent Term

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, a patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (“PTA”) or extended to account for term effectively lost as a result of the FDA regulatory review period (“PTE”), or both. In some cases, the term of a U.S. patent may be shortened by the filing of a terminal disclaimer that reduces its term to that of an earlier-expiring patent.

The term of a U.S. patent may be eligible for PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the earlier of five years beyond the non-extended expiration of the patent and 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our product candidates receive FDA approval, we expect, where possible, to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

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

However, trade secrets can be difficult to protect. While we seek to protect our proprietary information, including trade secrets, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees and also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

Our most advanced product candidate, MM120 ODT, is in Phase 3 development for GAD and MDD, with additional psychiatric indications under assessment and planning. Patients with GAD and MDD are typically treated with a variety of anxiolytic and antidepressant medications, including selective serotonin reuptake inhibitors, serotonin–norepinephrine reuptake inhibitors and benzodiazepines. A number of companies are developing product candidates intended for the treatment of anxiety and depressive disorders, including atai Life Sciences N.V. (“Atai”), Compass Pathways plc (“Compass”), Cybin, Inc. (“Cybin”), Lykos Therapeutics (“Lykos”), Johnson & Johnson (“J&J”), Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), GH Research (“GH Research”), Beckley Psytech and others.

Cybin is currently evaluating CYB004 (a serotonin receptor agonist) in a Phase 2 trial for the treatment of GAD. In addition, Otsuka is currently conducting a Phase 2/3 clinical trial of ulotaront (SEP-363856), a trace amine-associated receptor 1 (TAAR1) agonist with 5-HT1A agonist activity, for the treatment of GAD and MDD.

Intra-Cellular Therapies (“Intra-Cellular”) is currently developing multiple product candidates that are in various phases of development for the treatment of GAD and MDD, including CAPLYTA (lumateperone) as an adjunctive treatment for adults with MDD and ITI-1284 ODT-SL for GAD. In December 2024, Intra-Cellular announced the submission of a supplemental NDA to the FDA for CAPLYTA. On January 13, 2025, Intra-Cellular announced that it had reached an agreement to be acquired by J&J.

Atai is currently developing multiple product candidates that are in various phases of development for the treatment of psychiatric and substance use indications, including deuterated etifoxine (GRX-917) for anxiety disorders and VLS-01 (an oral transmucosal film formulation of N,N-dimethyltryptamine (DMT)) for treatment resistant depression (“TRD”). Compass is developing COMP360 (a proprietary formulation of psilocybin) that is in Phase 3 clinical trials for the treatment of TRD in adults and is being studied in other psychiatric indications (anorexia nervosa and post-traumatic stress disorder). GH Research is developing GH001 and GH002 that are in Phase 1/2 clinical trials for TRD and other psychiatric disorders. On February 3, 2025, GH Research announced that its Phase 2b trial for GH001 successfully met its primary endpoint.

In December 2023, Lykos announced that it had submitted an NDA to the FDA for its (+/-)-MDMA product candidate used in conjunction with psychological intervention for the treatment of post-traumatic stress disorder. In August 2024, Lykos announced that the FDA had issued a complete response letter for its NDA. Lykos has publicly stated that it is in the process of working with the FDA on a potential path forward for its product candidate.

If successfully developed and approved in the treatment of TRD in adults, MM120 ODT may also face competition from J&J’s intranasal esketamine (SPRAVATO) approved for this indication, and from intravenous ketamine, which is not approved, however is used off label in the treatment of TRD in adults. In addition, MM120 ODT would likely face competition from Axsome Therapuetics Inc.’s (“Axsome”) Auvelity, approved for the treatment of MDD. There are also many other public and private companies developing therapeutics from the psychedelic drug class at various stages of development, including certain short-acting psychedelic drugs.

Our other lead product candidate, MM402, an enantiomer of MDMA with selective serotonergic activity, is in Phase 1 clinical development for the treatment of core symptoms of ASD. If successfully developed and approved, MM402 may face competition from Atai, which has also indicated it is developing R-MDMA through one of its subsidiaries, and Lykos, which has a (+/-)-MDMA product candidate in clinical development for the treatment of social anxiety in the ASD population. In addition, in January 2024, Atai announced positive topline data from its Phase 1 trial evaluating EMP-01, its orally administered formulation of R-MDMA, for Social Anxiety Disorder (“SAD”) and has subsequently announced its intention to initiate a Phase 2 trial of EMP-01 for SAD. Other companies are also developing serotonergic therapies for the treatment of ASD or related indications. For example, Nova Mentis Life Science Corp and Mycrodose Therapeutics Inc. are collaborating on a transdermal psilocybin product candidate for the treatment of Fragile X syndrome.

More broadly, numerous pharmaceutical companies are developing or partnering to develop pharmaceutical products targeting the treatment of brain health disorders. This includes companies such as Novartis AG, Roche, Pfizer Inc., Biogen Inc., Jazz Pharmaceuticals plc, Johnson & Johnson, Sage Therapeutics, Inc., AbbVie Inc., Neumora Therapeutics, Inc., Praxis Precision Medicines and Biohaven Pharmaceutical Holding Co. Ltd., among many others. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Certain product candidates we are developing contain Schedule I controlled substances, like lysergide or MDMA, as defined in the Controlled Substances Act (“CSA”). Our product candidates must be approved by the FDA through the NDA process, and will need to be rescheduled by the Drug Enforcement Administration (“DEA”) and states, before they may be legally marketed in the U.S. The process required before a drug, including a drug containing a Schedule I substance, may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

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
•
Payment of applicable user fees;
•
FDA review and approval of the NDA, including agreement on post-marketing commitments, if applicable;
•
Rescheduling of any Schedule I substance under the CSA and applicable state-controlled substance laws to Schedules II-V or equivalent categories at the state level, or out of the Schedules; and
•
Implementation of a REMS program, if applicable, and conduct of any required Phase 4 studies or trials, and compliance with post-approval requirements, including ongoing monitoring and reporting of adverse events related to the product.

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

IND Application

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocols for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials, including whether subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are generally used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials or studies as a condition of approval of an NDA, for example, if additional safety data is needed.

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

In addition, under the Pediatric Research Equity Act, certain NDAs or supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers, as discussed in Pediatric Trials below.

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA and, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMP. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements and integrity of the data submitted in the NDA. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. For example, the advisory committee may recommend or the FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) program is necessary to ensure safe use of the product. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation process for an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. The FDA typically requires that certain contraindications, warnings or precautions be included in the product labeling. Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data submitted in the application, and the

FDA may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which may involve clinical trials designed to further assess a drug’s safety and/or efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to ensure that the benefits of the product outweigh the risks. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if the FDA determines that a REMS is required. A REMS could include a medication guide to patients about the product’s risks and benefits; a plan for communication to health care providers; or conditions on the product’s prescribing or distribution referred to as elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. Additionally, pharmaceutical products containing a Schedule I controlled substances must be rescheduled at the state and federal levels before commercial marketing, as described in Controlled Substances below. Once granted, product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if FDA determines that the product is no longer safe or effective.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require submission and prior FDA approval of a supplemental application (or in some cases a new application) before the change can be implemented. A supplemental application for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing original marketing applications.

Expedited Development and Review Programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation and Breakthrough Therapy designation are two of these programs and apply to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug as a Fast Track product at any time during the development of the product on the basis that data demonstrate the potential to address an unmet medical need, and may request the FDA to designate the drug as a Breakthrough Therapy based on preliminary clinical evidence that the drug may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies, if available, as outlined in the FDA’s programs. Under the Fast Track or Breakthrough Therapy expedited programs, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. Even if a product receives a designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

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

A product may also be eligible for accelerated approval if the product is intended to treat a serious or life-threatening illness and provides a meaningful therapeutic benefit over existing treatments. Accelerated approval for a product means that it may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to validate the surrogate endpoint or otherwise confirm the clinical benefit. If the FDA concludes that a drug granted accelerated approval can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the drug, such as:

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

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act (“FDASIA”) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, submitting periodic reports and providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements. Additionally, if approval is conditioned on post-marketing requirements, sponsors may need to conduct additional studies or clinical trials. Even if a REMS is not required at approval, FDA could determine that a REMS is necessary based on new safety data after approval.

In addition, pharmaceutical manufacturers must comply with advertising and promotional labeling requirements, which include, among others, standards for direct-to-consumer advertising, promotion to HCPs, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use.

FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. NDA sponsors and their third-party manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, administrative enforcement, warning or untitled letters from the FDA, mandated corrective advertising or communications with doctors, and civil penalties or criminal prosecution, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

After approval, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, or modifying a REMS the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and/or clinical trials. As with new NDAs, the review process may include FDA requests for additional information or clarification, and can ultimately result in denial or modification of the planned changes. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act and the Drug Supply Chain Security Act.

Other U.S. Regulatory Matters

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

In the U.S., arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other health care laws and regulations. These broadly applicable laws and regulations may constrain the business or financial arrangements or relationships through which we sell, market and distribute our approved product and any future products that may obtain marketing approval. In the U.S., federal and state health care laws and regulations that may affect our operations include:

•
The federal Anti-Kickback Statute, which prohibits, among other things, any person, including a company marketing a prescription drug (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward the referral of an individual or purchase, lease or order, or the arranging for or recommending the purchase, lease, or order, of any item or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers and formulary managers on the other. The definition of “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and exclusion from participation in federal healthcare programs.
•
The federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim; or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.
•
Numerous federal and state laws, including comprehensive data privacy laws, state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act, as amended by the California Privacy Rights Act), govern the collection, storage, transfer, processing, generating, use, and disclosure and protection of health-related and other personal information. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may result in additional compliance burdens for our clinical trials and necessitate changes to our services, information technologies, systems, and practices. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity HCPs, health plans, and healthcare clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a service or performing a function on behalf of a covered entity. Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly obtain individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protection.
•
The HIPAA fraud provisions, which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.
•
The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (the “CMS”), the agency that administers the Medicare and Medicaid programs, information related to direct or indirect payments and other transfers of value to physicians, teaching hospitals and certain other HCPs (such as physicians assistants and nurse practitioners), as well as ownership and investment interests held in the company by physicians and their immediate family members.
•
Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. We also will become subject to other state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to HCPs; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; state laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other HCPs or marketing expenditures; state laws and local ordinances that require identification or licensing of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Substantial resources are necessary to ensure that our business arrangements and interactions with health care professionals, third party payors, patients and others comply with applicable healthcare laws and regulations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law, and if we are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded health care programs such as Medicare and Medicaid or the curtailment or restructuring of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Numerous other laws may apply to our products. Pricing and rebate programs may include, among other things, the Medicaid rebate requirements established under the U.S. Omnibus Budget Reconciliation Act of 1990, as amended, and requirements in the Patient Protection and Affordable Care Act (the “ACA”). Civil monetary penalties or other potential sanctions may be imposed for, among other things, a failure to pay required rebates or report required pricing data on a timely basis. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers, including to report development costs and pricing information when prices are increased, with potential penalties for late or faulty reporting. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the CSA, the Controlled Substances Import and Export Act and any applicable state-controlled substance laws, as discussed in Controlled Substances below.

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

Many of these laws differ from one another in significant ways and may not have the same effect, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Compliance with these laws is difficult, constantly evolving, and time consuming. Changes in statutes, regulations or the interpretation of existing laws or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, or the testing phase, plus the time between the submission date of an NDA and the approval of that application, or the approval phase. This patent term restoration period may be reduced by the FDA if it finds that applicant did not act with due diligence during the testing phase or the approval phase. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if circumstances permit, we intend to apply for restoration of patent term for one of our then owned or licensed patents, if any, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. Even if, at the relevant time, we have a valid issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines, to fail to apply prior to expiration of relevant patents or otherwise to fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, and we do not have any other exclusivity, our competitors may obtain approval of competing products following our patent expiration and our ability to generate revenues could be materially adversely affected.

Some of our products may also be entitled to certain non-patent-related data exclusivity under the FDCA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity (“NCE”). A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA may not be submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA Orange Book by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for a full NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. Three-year exclusivity prevents the FDA from approving ANDAs and 505(b)(2) applications that rely on the information that served as the basis of granting three-year exclusivity. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations, and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. The FDASIA made permanent the Best Pharmaceuticals for Children Act, or BPCA, which extends any existing regulatory exclusivity and patent periods by an additional six months if the sponsor conducts clinical trials in children in response to a Written Request from the FDA. If the Written Request does not include studies in neonates, the FDA is required to include its rationale for not requesting those studies. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies.

European Union Drug Development

In the European Economic Area (“EEA”) (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein), our future products may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the European Commission or the competent regulatory authorities of the EU Member State has been obtained.

Similar to the U.S., the various phases of non-clinical and clinical research in the EEA are subject to significant regulatory controls. Regulation (EU) No 536/2014 (the "EU Clinical Trials Regulation"), introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EEA, including a new coordinated procedure for authorization of clinical trials and increased obligations on clinical trial sponsors to publish clinical trial results.

In the EEA, pediatric data or a Pediatric Investigation Plan (“PIP”), or waiver, is required to have been agreed upon with the European Medicines Agency (“EMA”), prior to submission of a marketing authorization application to the EMA or the competent authorities of the EU Member States. In some EU countries, we may also be required to have an agreed PIP before we can begin enrolling pediatric patients in a clinical trial.

European Union Drug Review and Approval and Post-Marketing Requirements

In the EEA, medicinal products can only be commercialized after a related marketing authorization has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member

State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all EU Member States and three of the four European Free Trade Associations countries (Iceland, Liechtenstein and Norway), all of whom make up the EEA.

The EU centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, medicinal products designated as orphan pursuant to Regulation (EC) No 141/2000, advanced therapy medicinal products (“ATMPs”) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU.

The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authorities of a single EU Member State, the reference Member State, are appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned Member States, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to the Heads of Medicines Agencies for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in at least one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.

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

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients (“APIs”), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States in which wholesale distributors carry out their activities. Marketing authorization holders and/or manufacturing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (the “SmPC”), as approved by the competent authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Other applicable laws at the EU level and in the individual EU Member States also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of medicinal products to the general public and to health care professionals. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by civil, criminal or administrative penalties, which may include fines and imprisonment. Advertising of medicinal products that contain psychotropic and narcotic substances is in any case prohibited.

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

On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, collectively referred to as the “Pharmaceutical Package”, which aims to revise and replace the existing EU pharmaceutical legislation in order to enhance the availability, accessibility and affordability of medicinal products across the EU. The current proposal proposes to reduce the eight years of data exclusivity to six years but allows for additional regulatory data protection up to 12 years if specific conditions are met (unmet medical need, new therapeutic indication with significant clinical benefit during protection period, etc.). As of January 2025, the legislative process remains ongoing. On April 10, 2024, the European Parliament adopted at first reading its position on the Commission’s proposal. The next phase involves the Council of the EU’s adoption of its position and the commencement of inter-institutional negotiations thereafter. Once an agreement has been reached between the Council of the EU and the European Parliament, the legislation will be formally adopted by the two bodies, it will be published in the Official Journal of the EU and will enter into force 20 days following publication. Its adoption is likely to occur in 2026, with implementation following thereafter.

European Union Medical Device Development, CE Marking and Marketing

On May 26, 2021, the Regulation (EU) 2017/745 on Medical Devices (the “MDR”) entered into application, repealing and replacing both the Medical Devices Directive, and the Active Implantable Medical Devices. The MDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices including medical device software (“MDSW”) must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, including MDSW, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function, not reusable and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the involvement of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality management system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity (the “Certificate”) following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE Mark to its medical devices after having drawn up and signed a related EC Declaration of Conformity.

Besides its involvement in the initial conformity assessment procedure, the Notified Body is required to carry out an annual audit (surveillance audit) and randomly perform unannounced audits at least once every five years. The quality management system and technical documentation of manufacturers will be required to be recertified periodically, as CE Certificates of Conformity issued by a Notified Body remain valid only for the period indicated in them and in no case exceeding five years.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the devices during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. Manufacturers are required to specify and justify the level of clinical evidence necessary to demonstrate conformity with the relevant GSPR. This level of clinical evidence must be appropriate in view of the characteristics of the device and its intended purpose. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

After a device is placed on the market, it remains subject to significant regulatory requirements. The MDR also imposes post-marketing surveillance requirements which requires manufacturers to continuously and proactively monitor the performance and safety of their devices through implementation of a post-market surveillance system, in a manner that is proportionate to the risk class and appropriate for the type of their device. Once a device is on the EEA market, manufacturers must comply with certain vigilance requirements, such as the reporting of serious incidents and field safety corrective actions (even those occurring outside the EEA) to the relevant Competent Authorities. The Competent Authorities of each EU Member State oversee the implementation of the MDR within their jurisdiction.

Certain of our product candidates are designed to be delivered to patients by dedicated medical devices. In the EU, products that are a combination of a medicinal product and a medical device are regulated as either a medicinal product or a medical device, depending on which component has the primary mode of action.

Medical devices that incorporate as an integral part of a medicinal product that has an action ancillary to the action of the medical device are regulated as medical devices in accordance with the MDR. However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought by the Notified Body regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where a medical device incorporates a medicinal product as an integral part of a single use drug delivery system, it is regulated as a medicinal product. In this case, the relevant GSPRs of the MDR will apply to the safety and performance of the device element.

Regulation of Medicinal Products and Medical Devices following the UK’s Exit from the EU

Following the UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is now the UK’s standalone regulator. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement (the “EU-UK Agreement”). The EU-UK Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the EU-UK Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the EU-UK Agreement.

Among the changes that occurred, Great Britain (England, Scotland and Wales) is now treated as a third country by the EU. Northern Ireland continues to follow the EU regulatory rules, subject to changes introduced under the Windsor Framework from January 1, 2025 (as set out below). As part of the EU-UK Agreement, the EU and the UK recognizes cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The EU-UK Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. There is a list, including all EU/EEA countries, of approved countries for import into Great Britain which require no import testing or U.K. “qualified person” release certification, provided each batch has been certified by a qualified person in a listed country. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

The UK regulatory framework in relation to clinical trials is derived from previous EU legislation (as implemented into UK law, through secondary legislation). The Medicines for Human Use (Clinical Trial) Regulations 2004 (“UK CTR”) set out the requirements for clinical trials conducted in Great Britain and the EU Clinical Trials Regulation sets out the requirements for clinical trials conducted in Northern Ireland. However, the MHRA remains the competent authority over clinical trials conducted in Great Britain and in Northern Ireland. As of January 1, 2022, all new clinical trial applications must be submitted for approval via the combined review process. The combined review process streamlines the approval process in that applicants submit a single application via the Integrated Research Application System, covering both its application for a clinical trial authorization and a research ethics committee opinion. If required, the combined review process can also be used to obtain Health Research Authority Approval.

Amendments to the UK CTR are expected in early 2026. On December 12, 2024, a statutory instrument to amend the UK CTR was laid before Parliament. Key amendments include: (i) proportional regulation of lower risk clinical trials and simplified consent-seeking requirements; (ii) additional transparency requirements; (iii) extended archival periods for trial master files from 5 years to 25 years;

and (iv) a sunset period of two years which will be triggered if no participants are enrolled into the trial within this period. The amendments will bring the UK CTR into closer alignment with the EU clinical trial regulations.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Until January 1, 2025, when the Windsor Framework took effect, Northern Ireland continued to be covered by the marketing authorizations granted by the European Commission. From January 1, 2025, a single marketing authorization now covers the whole of the UK and has replaced existing separate licenses for Great Britain and Northern Ireland. Marketing authorizations obtained under the EU centralized authorization procedure are no longer valid in Northern Ireland, and have been converted into a UK-wide marketing authorization. The Windsor Framework has also introduced UK only labelling changes and disapplied the EU Falsified Medicines Directive (“FMD”) in Northern Ireland. However, EU law does continue to apply in Northern Ireland with respect to areas such as pharmacovigilance, manufacturing and distribution.

Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. Under the MHRA’s International Reliance Procedure (“IRP”), the MHRA may take into account a decision to approve a medicine taken by the European Medicines Agency or an equivalent regulatory authority in the US, Canada, Switzerland, Australia, Singapore or Japan as part of an expedited marketing authorization process for that product for the UK.

Regarding medical devices, the MDR entered into application in the EU. However, the MDR is not applicable in the UK. In the UK, MDs are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the MDD. As a result, there is some regulatory divergence in the UK from the EU.

In light of the fact, that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed ("UKCA") mark to replace the CE Mark for medical devices on the market in Great Britain (GB). Northern Ireland, however, continues to be covered by the EU MDR. CE Marks continue to be recognized in Great Britain for medical devices until June 30, 2028 (for medical devices compliant with the Medical Devices Directive) and June 30, 2030 (for medical devices compliant with the MDR), after these dates, an equivalent UKCA mark will become mandatory in Great Britain. Moreover, all medical devices, including CE Marked medical devices, must be registered with the MHRA, in order to be placed on the Great Britain market. The EU legal framework remains applicable in Northern Ireland (any products placed on the market in the NI must be compliant with EU law). The UK’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the UK.

A number of changes to the UK MDR are in process, including on pre-market requirements and post-market surveillance requirements, each of which will be introduced into law under separate statutory instruments. The MHRA has consulted on future pre-market requirements for medical devices and sought views on key changes such as introducing an international reliance route, a new classification system for in vitro medical devices, and whether UKCA marking requirements should be relaxed. New regulations on pre-market requirements are expected to be passed into law and take effect in early 2026. New regulations on post-market surveillance requirements were laid before Parliament in October 2024 and are expected to take effect in summer 2025.

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“EU GDPR”), which became operative on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the processing of personal data, including health data from clinical trials and adverse event reporting. Data Protection Authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. We may face fines or regulatory action if we violate the EU GDPR. For example, under the EU GDPR, companies may face warnings, compliance orders and fines of up to 20 million Euros or 4% of annual global revenue for the preceding financial year, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Companies that wish to export personal data outside of the EEA or the UK can rely on the European Commission’s Standard Contractual Clauses (“SCCs”) for transfers outside the EEA or the international data transfer agreement (“IDTA”) or the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers for transfers (“Addendum”) outside the UK. Taking into account the binding judgement of the European Court of Justice, in the case commonly referred to as “Schrems II”, companies relying on SCCs are required to carry out a transfer risk assessment. In addition, on July 10, 2023 the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Under this framework, personal data can flow freely from the EU to U.S. companies that participate in the Data Privacy Framework. The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities.

Regulation outside of the U.S. and EU

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

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. federal government and state legislatures have shown significant interest in implementing drug pricing reform and cost-containment programs, including price controls, restrictions on reimbursement and utilization management requirements, such as requirements for substitution of generic products or therapeutic equivalents. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. For example, the Inflation Reduction Act (the "IRA"), among other things, (1) directs HHS to negotiate the price of certain units of certain single-source drugs and biologics covered under Medicare, (2) imposes certain rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025). These provisions began to take effect progressively in fiscal year 2023 and have been subject to legal challenges. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria for healthcare products and services, which could result in additional downward pressure on pharmaceutical drug pricing.

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

The Health Technology Assessment (“HTA”), which is governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health, therapeutic, economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of the HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on HTA (“HTA Regulation”). The HTA Regulation aims to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation was adopted in December 2021, entered into force on January 11, 2022 and started to apply from January 12, 2025. Under the HTA Regulation, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among others, the Regulation establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments (“JCAs”) of new medicines and certain high-risk medical devices and introduces a single EU-level submission file for JCAs. However, the HTA Regulation focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.

In various EU Member States, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative.

In the UK, new innovative products are subject to a health technology assessment process by the National Institute for Health and Care Excellence (“NICE”) to determine whether they are cost effective and should be reimbursed by the National Health Service (“NHS”), the main provider of healthcare, in England and Wales. The Scottish Medicines Consortium makes this assessment for Scotland. The NHS is obliged to provide funding for products with a positive assessment outcome. Manufacturers of branded and biological medicines are also subject to either a voluntary scheme, known as the Voluntary Scheme for Branded Medicines Pricing and Access (“VPAG”) or statutory scheme, under which they pay a rebate to the Department of Health and Social Care (“DHSC”) on the sales of products to the NHS. A new VPAG was agreed by industry and Government and came into force on 1 January 2024, under which for the first time payments to the DHSC are calculated using different methods for newer medicines and older medicines, rather than the previous single rebate percentage that applied to all products.

Controlled Substances

The CSA and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, prescribe or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The CSA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV or V—with varying qualifications for controlling in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be controlled as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Certain product candidates we are developing contain Schedule I controlled substances, like lysergide or MDMA, as defined in the CSA. Drug products approved by the FDA that contain Schedule I substances must be rescheduled to Schedules II-V by the DEA after FDA approval or, potentially, removed completely from the schedules for the product to be prescribed to patients in the United States. To reschedule a substance or product, the DEA must conduct notice-and-comment rulemaking, including issuing an interim final rule 90 days after the later of notification of FDA approval or DEA receipt of the HHS scheduling analysis and recommendation. Such action will be subject to public comment and requests for hearing. Rescheduling and submission of a supplemental application to FDA to update the labeling and packaging of the drug must occur before commercial marketing begins.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s).

Additionally, the DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers and distributors of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the United States complies with its obligations under international drug control treaties.

The DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or procured in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Because the states are separate jurisdictions, they may separately schedule our product candidates. After FDA approval, states must also reschedule a drug product containing a Schedule I substance, which may occur automatically based on the federal action or may require the state to reschedule the product through rule making or a legislative action. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA or a state may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Legislation adopted at EU level in relation to establishment of different classes of substances is limited to the EU Regulations that define classes of precursors. These are Regulation (EC) No 273/2004 of the European Parliament and of the Council of 11 February 2004 on drug precursors regulating intra-Community trade, the Council Regulation (EC) No 111/2005 of 22 December 2004 laying down rules for the monitoring of trade between the Community and third countries in drug precursors, the Commission Delegated Regulation (EU) 2015/1011 of 24 April 2015 supplementing the Regulation (EC) No 273/2004, the Commission Implementing Regulation (EU) 2015/1013 of 25 June 2015 laying down rules in respect of the Regulation (EC) No 273/2004, and the Commission Delegated Regulation (EU) 2020/1737 amending Regulation (EC) 273/2004 of the European Parliament and of the Council and Council Regulation (EC) No 111/2005 as regards the inclusion of certain drug precursors in the list of scheduled substances. While EU legislation does not establish different classes of narcotic or psychotropic substances, the EU has a pan-European system to rapidly detect, assess and respond to health and social threats caused by new psychoactive substances (“NPS”), under the procedures set out in the Regulation (EU) 2017/2101 of the European Parliament and of the Council of 15 November 2017 as regards information exchange on, and an early warning system and risk assessment procedure for, NPS.

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

As December 31, 2024, our personnel consists of 74 full-time employees, consisting of 50 in research and development and 24 in general and administrative. We also utilize consultants to assist us in our research and development projects and certain general and administrative functions. We are a remote-first company, meaning that substantially all of our employees and consultants work remotely. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. As of December 31, 2024, we consider our personnel relations to be good.

Corporate Information

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, MindMed US, was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through MindMed US. In February 27, 2020, we completed a reverse takeover transaction (the “RTO Transaction”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “BCBCA”) among Broadway Gold Mining Ltd. (“Broadway”), Madison Metals Inc., Broadway Delaware Subco Inc. and Mind Medicine, Inc. (“MindMed US”). In connection with the RTO Transaction, immediately prior to the closing of the RTO Transaction, we, among other things, changed our name to our current name “Mind Medicine (MindMed) Our global headquarters are located at One World Trade Center, Suite 8500, New York, New York 10007. Our registered office in Canada is located at 1055 Dunsmuir Street, Suite 3000, Vancouver, British Columbia V7X 1K8. We also maintain offices in Durham, North Carolina.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have not completed any pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our most advanced development candidate is MM120 ODT. We initiated our Phase 3 clinical program in GAD in December 2024 and we anticipate initiating our Phase 3 clinical program in MDD in the first half of 2025.

We have not yet demonstrated our ability to successfully initiate and complete any pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through public offerings and private placements of our common shares and warrants to purchase our common shares, and through our credit facility with K2 HealthVentures LLC (“K2HV”). We incurred net losses of $108.7 million and $95.7 million for the years ended December 31, 2024 and December 31, 2023, respectively, and as of December 31, 2024, we had an accumulated deficit of $398.9 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical, discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
expand our operations in the United States and potential other geographies in the future; and
•
incur additional legal, accounting and other expenses associated with operating as a public company listed in the U.S., including expenses that may result due to securities litigation or shareholder activism.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, or other comparable foreign authorities to perform studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our product candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.

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

In August 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2HV, as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. At closing, we borrowed $15.0 million in the first tranche under the Loan Agreement, and the second milestone-based tranche of $10.0 million was achieved and funded in the second quarter of 2024. We may borrow an additional $10.0 million based upon the achievement of certain time-based, clinical and regulatory milestones, and an additional $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our shareholders may consider beneficial. In addition, the Lenders could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of December 31, 2024, we had $273.7 million in cash and cash equivalents. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 ODT in GAD. Our estimate as to how long we expect our existing cash to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, sales of assets and licensing arrangements. We, and indirectly, our shareholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. Subject to certain rules of the Nasdaq Stock Market (“Nasdaq”), the Board has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for the common shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but may also limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

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
•
rescheduling of any Schedule I substance under the CSA and applicable state-controlled substance laws to Schedules II-V or equivalent categories at the state level, or out of the Schedules, and implementation of a REMS, if applicable;
•
entering into collaborations to further the development of our product candidates;
•
obtaining and maintaining patent and trade secret protection and/or regulatory exclusivity for our product candidates;

•
successfully launching commercial sales of our product candidates, if approved;
•
acceptance of our product candidates benefits and uses, if approved, by patients, the medical community and third-party payors, and overcoming potential public controversy regarding our product candidates containing Scheduled I substances;
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

In the United States, lysergide and MDMA are controlled as Schedule I substances under the CSA. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. For any product containing a Schedule I substance, such as lysergide or MDMA, to be available for commercial marketing in the United States, the substance or drug product containing the substance must be rescheduled under the CSA to Schedule II, III, IV or V or removed from the Schedules.

Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and special requirements for distribution, importation, and exportation. Pharmaceutical products approved for medicinal use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Even if approved by FDA, prescribing and dispensing of a controlled substance is subject to restrictions, with heightened restrictions for Schedule II controlled substances. For example, prescriptions for a Schedule II drug may not be refilled without a new prescription. Further, most, if not all, state laws in the United States classify lysergide and MDMA as Schedule I controlled substances. Commercial marketing in the United States will also require state scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are often dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while lysergide and MDMA are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain lysergide and/or MDMA must be descheduled or rescheduled to Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If MM120 and MM402 receive FDA approval, HHS and the DEA must complete a scheduling analysis and make a scheduling determination to deschedule or place either the substance or the drug product in a schedule other than Schedule I in order for them to be able to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the HHS’s recommendation as to the appropriate schedule under the CSA. The rescheduling process requires the DEA to conduct notice-and-comment rulemaking, including issuing an interim final rule 90 days after the later of notice of FDA approval or DEA receipt of the HHS scheduling analysis and recommendation. Such action will be subject to public comment and requests for hearing. Even assuming our product candidates are controlled in Schedule II or lower at the federal level, such substances or products may require separate rescheduling or descheduling determinations under state laws and regulations.

If approved by the FDA, and if the finished dosage form of any of our product candidates is controlled as a Schedule II, III, or IV controlled substance under the CSA, such product candidate’s manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, product candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

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
•
State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates. While some states automatically schedule (or reschedule) a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
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
•
Manufacture in the United States. If, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of our product candidates if approved, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in MM120, MM402, or any other product candidate, may not be sufficient to complete clinical trials or meet potential future commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
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

Product candidates containing controlled substances have generated public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage.  Opponents of these product candidates may seek to prevent or restrict marketing or demand withdrawal of any regulatory approvals. In addition, these opponents may generate negative publicity in an effort to persuade the medical community to reject these product candidates. For example, we may face media-communicated criticism directed at our clinical development program. In addition, adverse publicity related to lysergide or MDMA, or any other substance that underlies our product candidates or fall into the same drug or chemical class, which may be referred to as psychoactive or psychedelic drugs, may result from political or social opposition to controlled substances, misuse and abuse of controlled substances recreationally, or clinical trial conduct, including abuse by investigators. Adverse publicity of not only our product candidates, but also any similar controlled substances, may affect our clinical trials, potential regulatory approval, and the commercial success or market penetration achievable by our product candidates. For example, Lykos Therapeutics, another company developing a drug product candidate containing MDMA, recently faced significant public scrutiny and adverse publicity following negative public statements and allegations about clinical trial conduct made by clinical trial participants. Public controversy over the misuse or abuse potential of our or our competitor’s product candidates may also harm our ability to recruit and retain clinical trial participants, negatively influence the recommendations of an FDA Advisory Committee, and/or result in the FDA requesting additional data related to the abuse potential of our product candidates, which could lead to delays in approval and increased research and development costs for our product candidates. Even if our product candidates are approved by the FDA, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our product candidates.

We will be highly dependent upon consumer perceptions of the safety and quality of our product candidates if they are approved for commercial sale. We may face limited adoption if third-party treatment sites, HCPs, and patients are unwilling to try such a novel treatment and press coverage may influence their willingness. In addition to the history of negative media coverage regarding psychedelic substances, including lysergide and MDMA, recent and future public controversy related to clinical or recreational use of such substances, may affect the public’s perception of our product candidates, which could adversely affect our business. We also could be adversely affected if any of our product candidates prove to be, or are asserted to be, harmful to patients, which could result in reputational harm. In addition, lysergide elicits intense psychological experiences, and this could deter patients from enrolling in clinical trials or choosing this course of treatment. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our product candidates or any similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations. Consumer perception can also be significantly influenced by scientific research or findings regarding the consumption of psychedelic inspired products. There can be no assurance that future scientific research or findings will be favorable to the market or any particular product, or consistent with earlier research or findings. Research in Canada, the U.S. and in other jurisdictions regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic drugs remains limited. Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of psychedelic inspired medicines, future research and clinical trials may prove such statements to be incorrect or could raise concerns. Future research studies and clinical trials may draw opposing conclusions to those stated in this report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts related to psychedelic inspired medicinal applications, which could have a material adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

Future adverse events in research into GAD, MDD, ASD and other brain health disorders on which we focus our research efforts, or the pharmaceutical industry more generally, could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. There is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. Accordingly, more trials could be required before we submit any product candidates for approval. In addition, the FDA or other foreign regulatory authorities may change their recommendations for clinical trial conduct, such as for assessing abuse potential, like hallucinations, or the use of psychological support or psychotherapy in combination with a product candidate, for our product candidates or their drug class through regulation, guidance, or informal communications at any time, especially as drug development in this area increases. Because clinical trials take a significant period of time, we cannot assure that our trial design will comply with future FDA recommendations for clinical investigations involving psychedelic drugs. We may have already initiated or completed our clinical trials, and may need to amend our study protocol or conduct additional clinical trials as a result, which could be costly and time-consuming, and may significantly delay or limit our ability to commercialize our product candidates. For example, the FDA issued a draft guidance in June 2023 outlining clinical considerations for psychedelic drugs. There can be no assurances that the FDA will not change its recommendations in a revised guidance or final guidance, or issue a new draft guidance that could affect our development programs. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of product substances, there is a significant likelihood that MM120, MM402 and any other product candidates will not successfully complete development and receive approval. Many other companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their product candidates. If we do not receive regulatory approvals for MM120, MM402 or any other product candidates, we may not be able to continue our operations. Even if regulatory approval is secured for MM120, MM402 or any other product candidate, the terms of such approval may limit the scope and use of a specific product candidate, which may also limit its commercial potential.

Changes in our formulation of MM120 could have a material adverse effect on our business, financial condition and results of operations.

In August 2023, we entered into an exclusive licensing agreement with Catalent for its patented Zydis® orally ODT technology. Under the terms of the licensing agreement, Catalent granted us, among other things, access to its Zydis technology for the development of MM120. Zydis ODT is a unique, freeze-dried, oral solid dosage form that disperses almost instantly in the mouth, without the need for water.

In our Phase 2 clinical trials for MM120, we used a formulation of MM120 that did not include ODT technology. In 2024, we completed a pharmacokinetics (“PK”) bridging study to support the advancement of the MM120 ODT formulation into pivotal clinical trials, and we are using the MM120 ODT formulation in our Phase 3 clinical trials for GAD and MDD. This change in formulation could cause MM120 to perform differently, cause unforeseen side effects or affect the results of our Phase 3 clinical trials. This could delay completion of our Phase 3 clinical trials, require the conduct of additional bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs or delay or prevent the submission, or approval, of one or more NDAs for MM120. Such delays and costs could jeopardize our ability to, if approved, commercialize MM120 for GAD, MDD or other future indications, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, others, including regulatory agencies and independent organizations evaluating prescription drugs, such as the Institute for Clinical and Economic Review (“ICER”), may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general, and regulatory agencies may request further data from us. In addition, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize MM120, MM402 or any other product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or similar regulatory authorities may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in the United States or other jurisdictions, we may be required to have an allowed IND (or equivalent) for each product candidate and to file additional INDs prior to initiating any additional clinical trials for such product candidates. We believe that the data from previous studies will support the filing of additional INDs to enable us to undertake additional clinical trials of our product candidate portfolio as planned. However, submission of an IND (or equivalent) may not result in the FDA (or equivalent authorities) allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials (e.g., if the FDA places the trial on a clinical hold for safety reasons). Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to submit or have effective INDs (or equivalent) and commence or continue clinical programs will significantly limit our ability to generate revenue.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities to set approval policies and data requirements. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Given the limited recent experience with clinical use of psychedelic drugs, it is likely the regulatory landscape will evolve, and could do so rapidly. We cannot guarantee that we will be able to or have the resources to adapt to changes regulatory requirements. We have not obtained regulatory approval for any of our product candidates. It is possible that none of our product candidates will ever obtain regulatory approval.

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

This lengthy approval process, the unpredictability of future clinical trial results, and the potential influence of public opinion may result in our failing to obtain regulatory approval to market any product candidates, which would significantly harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process, including the data required for regulatory approval, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. If MM120, MM402 or any other product candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process (such as priority review in the US), this will prevent such product candidate from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.

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

If the FDA or a comparable foreign regulatory authority approves MM120, MM402 or any other product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product candidates and underlying product substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, and with good clinical practices (“GCPs”), for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such product candidates. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with our product candidates or our manufacture of an underlying product substance, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the product or its manufacture and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, require us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such product candidates may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

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
•
potential liability under the FCPA, Corruption of Foreign Public Officials Act (“CFPOA”) or comparable foreign regulations;
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

Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including MM120, MM402 or any other product candidates, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. Moreover, most of the patients we treat in clinical trials with MM120 and MM110 (prior to when we paused development of MM110) have previously been treated with other drugs or therapies. All of these factors may make it difficult for us and any regulatory authority to assess the prior use or the overall efficacy of our product candidates, including MM120 and MM402, and may result in the termination of a development program, or delay or limit our ability to obtain regulatory approval.

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
•
the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, which may be influenced by negative publicity;
•
the willingness or availability of patients to participate in our trials, including due to impacts of public health emergencies, as was seen during the COVID-19 pandemic;
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

In addition, any negative results we may report in clinical trials of MM120, MM402 or any other product candidates or results from companies investigating similar product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays in the enrollment for any clinical trial of MM120, MM402 or any other product candidates will likely increase our costs, slow down the approval process and delay or potentially jeopardize our ability to commence sales of our product candidates and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of MM120, MM402 or any other product candidates.

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

We may never have a product candidate that is commercially successful. To date, we have no product candidates authorized for marketing. Our product candidates require further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before they can produce any revenue. Furthermore, if approved, our product candidates may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and media coverage of psychedelic substances, including lysergide and MDMA. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of product candidates may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our product candidates by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

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
•
any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of lysergide, MDMA or any other drugs from the same drug or chemical class, including during clinical trials;
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

If our product candidates fail to gain or maintain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some product candidates achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

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

We currently rely on qualified HCPs working at third-party clinical trial sites to administer our product candidates in our clinical trials and we expect this to continue upon approval, if any, of MM120, MM402 or any other product candidates. If third-party sites fail to recruit and retain a sufficient number of HCPs or effectively oversee their HCPs, our business, financial condition and results of operations would be materially harmed.

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

Lysergide, MDMA and other compounds used in our product candidates are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming that MM120, MM402 or any other product candidates containing lysergide, MDMA and other Schedule I controlled substances are approved and rescheduled by regulatory authorities to allow their commercial marketing, the ingredients in such product candidates could continue to be Schedule I, or the state or foreign equivalent. Violations of any U.S. federal, state, local or foreign laws or and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct our business, our financial position, operating results, profitability or liquidity or the market price of our publicly traded common shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, defense or resolution of any such matters because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities.

Various federal, state, provincial and local laws govern our business in the jurisdictions in which we operate or currently plan to operate, and to which we export or currently plan to export our product candidates, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our product candidates. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of compliance with such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Such changes and other disruptions at the FDA may increase the time to meet with the FDA and receive FDA feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current President Trump administration (the “Trump Administration”) recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. In December 2024 and January 2025, we initiated our first and second Phase 3 clinical trials for our lead product candidate, MM120 ODT for the treatment of adults with GAD, and we plan to initiate our first Phase 3 clinical trial for MM120 ODT in MMD in the first half of 2025. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of MMD120 ODT, if approved, which could have a material adverse effect on our business.

Our business operations and our relationships with investigators, healthcare professionals, consultants, third-party payors and customers are currently or will be subject to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our relationships with investigators, healthcare professionals, customers and third-party payors, subject us to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute (the “federal Anti-Kickback Statute”). HCPs, physicians and others play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved product candidates, and other parties through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual or purchase, lease or order or the arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. The definition of “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (the “FCA”). The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
•
the federal civil and criminal false claims laws, such as the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•
the federal civil monetary penalties laws, which impose civil penalties for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•
the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), health care fraud provisions, which imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA health care fraud provisions without actual knowledge of the statute or specific intent to violate it;
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
•
the Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
analogous state laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents, and which may apply to our business practices, including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to HCPs and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
the European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to HCPs, and privacy-related requirements in the EU and other jurisdictions.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and HCPs, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other HCPs or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, reputational harm, and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Additionally, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, data minimization obligations, providing specific disclosures in privacy notices and affording California consumers certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted similar privacy laws or laws that broadly govern health data. These laws impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. Many states have also used existing consumer protection statutes to regulate companies’ collection, use, and disclosure of personal information. If we become subject to these or other data privacy laws at the state, local or federal level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and regulators).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. In addition, the EU GDPR and the United Kingdom’s GDPR impose strict requirements for processing the personal information of individuals. For example, under the EU GDPR, government regulators may impose warnings or compliance orders, as well as fines of up to 20 million Euros or 4% of annual global revenue for the preceding financial year, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal information. The EU GDPR also provides that EU Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health information, which could result in differences between Member States, limit our ability to use and share personal information or could cause our costs to increase, and harm our business and financial condition.

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Under this framework, personal data can flow freely from the EU to U.S. companies that participate in the Data Privacy Framework. Laws in the UK also restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection. If we cannot implement a valid compliance mechanism for cross-border information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

We are obligated to adhere to our contractual obligations and representations made in our policies related to data privacy and security. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, scrutiny and enforcement actions by regulators or other adverse consequences. Additionally, we may also be bound by contractual obligations related to data privacy and security with our partners or CROs, and our efforts to comply with such obligations may not be successful.

Laws, regulations, standards and related to data privacy and security are quickly changing, creating some uncertainty as to the effective future legal framework and our obligations. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times not meet all obligations (or be perceived to have not met our obligations). Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government scrutiny or enforcement actions (e.g., investigations, fines, civil and criminal penalties (including imprisonment of company officials), audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

EU pharmaceutical legislation may materially affect our ability to market and receive coverage for our product candidates in the EU Member States. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation to revise and replace the existing EU pharmaceutical legislation (the Regulation 726/2004 and the Directive 2001/83/EC) and the legislation on medicines for children and for rare diseases (Regulation 1901/2006 and Regulation 141/2000/EC, respectively). The European Commission’s proposal is currently being discussed by the European Parliament and the Council of the EU. On April 10, 2024, the European Parliament adopted its position on the proposals, the legislative processes of which are expected to continue in 2025 and beyond.

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

In addition, in most foreign countries, including in many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual EU Member States could restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU

Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost- effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Moreover, the HTA Regulation of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. The outcome of an HTA Regulation will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA Regulation of the specific medicinal product currently varies between EU Member States. It is difficult to predict at this time what third party payors and governmental authorities will decide with respect to the coverage and reimbursement for our product candidates.

There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, therapies launched in the EU and UK do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our product candidates is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our product candidates in those countries would be negatively affected.

Moreover, increasing efforts by governmental and third-party payors in the EU, the UK, the United States and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved therapies and, as a result, they may not cover or provide adequate payment for our product candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific therapies. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new therapies.

Enacted and future legislation may increase the difficulty of commercializing our product candidates and affect the prices we may charge for such product candidates.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Among other things, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain units of certain single-source drugs and biologics covered under Medicare, (2) imposes certain rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025). These provisions began to take effect in fiscal year 2023 and are expected to have a significant impact on the pharmaceutical industry, and have been subject to legal challenges. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

On the state level, local governments have been very aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Social media is increasingly being used to communicate about our clinical development programs and the significant number of brain health disorders our products are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to identify the comment and comply with applicable adverse event reporting obligations. Additionally, we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to FDA restrictions on advertising and promoting unapproved new drugs or other foreign governmental restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Additionally, we rely on scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. If we are unable to maintain consulting relationships with our scientific and clinical advisors or if they provide services to our competitors, our development and commercialization efforts will be impaired, and our business will be significantly harmed.

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

Many other companies are developing or commercializing therapies to treat the same diseases or indications for which our product candidates may be useful. Many of our competitors have substantially greater financial, technical and human resources than we do, and have significantly greater experience than us in conducting preclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. Our ability to compete successfully will largely depend on: (1) the efficacy and safety profile of our product candidates relative to marketed products and other product candidates in development; (2) our ability to develop and maintain a competitive position in the product categories and technologies on which it focuses; (3) the time it takes for our product candidates to complete clinical development and receive marketing approval; (4) our ability to obtain required regulatory approvals; (5) our ability to commercialize any of our product candidates that receive regulatory approval; (6) our ability to establish, maintain and protect intellectual property rights related to our product candidates; and (7) acceptance of any of our product candidates that receive regulatory approval by physicians and other HCPs and payers.

Competitors have developed and may develop technologies and compounds that could be the basis for products that challenge MM120 ODT, MM402 or other product candidates we are developing. Some of those products may have an entirely different approach or means of accomplishing the desired product effect than our product candidates and may be more effective or less costly than our product candidates. The success of our competitors and their product candidates relative to our product candidates could have a material adverse effect on the development programs for MM120 ODT, MM402 or other product candidates, as they may impact our ability to raise additional capital, on favorable terms or at all, and our ability to obtain necessary regulatory approvals.

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

As of December 31, 2024, we had 74 full-time employees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the FDA and other comparable foreign regulatory agencies’ review process for MM120 ODT, MM402 or any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize MM120 ODT, MM402 or other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of MM120 ODT, MM402 or any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize MM120 ODT, MM402 or other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal information (such as health-related information), data related to clinical trials, intellectual property, and trade secrets. We may rely upon third-party service providers and technologies to operate critical business systems to process such information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel or third parties authorized to access our systems, sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel or authorized third-party misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of information or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a cybersecurity incident or disruption to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we have employees and consultants upon which we rely to support our business located in geographical proximity to unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, such as consultants in Slovakia, a country that borders Ukraine which was attacked by Russia in February 2022 through various means, including cyberattacks.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption. A cybersecurity incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to information. A cybersecurity incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against cybersecurity incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of third parties upon which we rely (including sites performing our clinical trials), there can be no assurance that these measures will be effective or that a court or regulatory authority will consider them to be appropriate or reasonable. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified potential vulnerabilities. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of cybersecurity incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may include: government scrutiny or enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of information); financial loss; delays in reporting our financial results; and other similar harms. Cybersecurity incidents and attendant consequences may cause customers to stop using our services, deter new clinical trial participants from participating in our services, and negatively impact our ability to grow and operate our business.

Risks Related to our Intellectual Property

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent our development and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, reexamination, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization.

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

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms.

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

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the EU states seeking to extend certain patent protection that, if approved, may interfere with or delay the launch of one or more of our product candidates.

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

Furthermore, as the patent landscape is crowded and highly competitive, even in the absence of litigation we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against product candidates resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that patent searches, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

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

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant material information from the USPTO or made a materially misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees

Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the market price of common shares. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals and retain independent contractors and consultants who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, independent contractors, consultants, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of such persons’ former companies or other third parties. We may also be subject to claims that such persons or other third parties have an ownership interest in our intellectual property. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, while we require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us asserting ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

If we are unable to obtain and maintain effective patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets

We rely upon a combination of patents, trade secret protection, trademarks, and confidentiality agreements to protect the intellectual property related to our product candidates and development programs. Our success depends in large part on our ability to obtain and maintain patents and other intellectual property protection in the United States and in other countries with respect to various proprietary elements of our product candidates, such as, for example, our product formulations and processes for manufacturing our products and our ability to maintain and control the confidentiality of our trade secrets and confidential information critical to our business.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our products that are important to our business. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no guarantee that any patent application we file will result in an issued patent having claims that protect our products; and, as a result, we may not be able to effectively prevent others from commercializing competitive products. Additionally, while the basic requirements for patentability are similar across jurisdictions, each jurisdiction has its own specific requirements for patentability. We cannot guarantee that we will obtain identical or similar patent protection covering our products in all jurisdictions where we file patent applications. If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for any product candidate, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize any product candidates that are approved. Any such outcome could have a materially adverse effect on our business.

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect our present and future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover our present or future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any present or future product candidates or methods of using such. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The patent position of biopharmaceutical companies are generally uncertain and involve complex legal and factual questions and has been and will continue to be the subject of litigation and new legislation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, many countries restrict the patentability of methods of treatment of the human body. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. The pending patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries for many reasons. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submissions, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO, CIPO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering or present and future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting, defending and enforcing patents and trademarks on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may choose not to file patent or trademark applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions and we may not be able to use our trademarks in all countries or prevent others from using or registering similar trademarks. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Although we require all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

In addition, our license agreement with Catalent imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology, and could compromise our development and commercialization efforts for our product candidates.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our company’s name and logo, as well as to distinguish the name and logos used with any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. For example, our U.S. trademark registration for MINDMED covers a narrower list of goods than we initially sought to include in the registration because the USPTO cited a third-party trademark application as an obstacle to registration with a broader list of goods and services. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

Under U.S. law, registration of a trademark requires lawful use of the mark in commerce. The USPTO may determine that our use of the trademark for our goods and services does not meet the statutory requirements for lawful use in commerce for registering a trademark if, for example, our products remain on Schedule I of the CSA. Consequently, the USPTO may refuse to register our trademarks, and existing registrations could be subject to cancellation. Furthermore, our ability to enforce our trademarks in U.S. federal courts or to prevent others from using similar marks may be limited due to these federal restrictions. This could lead to increased risks of infringement, dilution of our brand, and legal disputes that are difficult to resolve favorably. We may face analogous restrictions on protecting and enforcing trademarks in other jurisdictions internationally, and the requirements for lawful use of trademarks vary from country to country.

The cost to us of any trademark litigation or other trademark proceeding such as an opposition or cancellation action, even if resolved in our favor, could be substantial. Trademark litigation and other proceedings may fail, and even if successful, may result in substantial costs and distract our management and other employees. Uncertainties resulting from the initiation and continuation of trademark litigation or other proceedings could impair our ability to compete in the marketplace.

In addition, any proprietary name we propose to use with our current or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Risks Related to our Dependence on Third Parties

We rely on third parties to supply and manufacture the MM120 ODT, MM402 and our other product candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing our product candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any product candidates, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.

We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture MM120, MM402 or any other product candidates, including the lysergide, R(-)-MDMA or other controlled substances incorporated into such product candidates. We rely on, and expect to continue to rely on, CDMOs, for the development, manufacture and production of the lysergide used in our product candidates administered in our clinical trials and will continue to rely on such CDMOs for the development, manufacture, testing and production of any commercial supply, if our product candidates are approved. Currently, we engage with multiple CDMOs for all activities relating to the development, manufacture and production of all our product candidates including API, bulk drug product, and final drug product. Reliance on third-party providers, such as CDMOs, exposes us to more risk than if we were to manufacture our product candidates at our own facilities. While we subject our suppliers of MM120, MM402 or any of our other product candidates, including our current supplier of active pharmaceutical ingredient, to strict manufacturing requirements and rigorous testing requirements in order to ensure compliance with cGMP and other manufacturing regulations, such suppliers are still subject to inspection by the FDA and other applicable regulatory authorities and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of MM120, MM402 or any other product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of MM120, MM402 or any other product candidates and harm our business and results of operations.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for MM120 ODT, MM402 or any other product candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable capability and quality, in the appropriate volumes and at an acceptable cost. For example, we have engaged a single supplier for the production of lysergide. Because lysergide is a controlled substance and subject to increased regulation resulting from that classification, if we are unable to rely on our current supplier for lysergide, we may experience delays or increased costs in obtaining an alternative provider or we may be unable to find an alternative supplier on acceptable terms. Our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our preclinical studies and clinical trials and the commercialization of our product candidates, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

In complying with the manufacturing requirements of the FDA, the DEA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the product candidates meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of product candidates and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA and other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the product candidates could suffer significant interruptions. We face risks inherent in relying on a limited number of CDMOs, as any disruption, such as a fire, natural hazards or vandalism at the CDMO, or a change in operations as a result of the sale of one of our CDMOs, could significantly interrupt our manufacturing capability. For example, we have engaged Catalent as the exclusive supplier of MM120 ODT. On February 5, 2024, Catalent announced that would be merging with Novo Holdings A/S (“Novo Holdings”). On December 18, 2024, Catalent announced the closing of its merger with Novo Holdings. While we have not experienced any impact on our relationship with Catalent to date, the merger may impact Catalent’s management and operations, which could significantly impact our supply chain and require us to find a new CDMO to provide clinical and commercial supplies, if MM120 ODT is approved. We currently do not have disaster recovery facilities available for our product candidates. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial time and capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we may be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.

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

Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Annual Report, these factors include:

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

Stock markets in general and our share price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, from January 1, 2024 to December 31, 2024, the closing price of our common shares on Nasdaq ranged from as low as $3.55 to as high as $11.75 and daily trading volume ranged from approximately 202,226 to 38,105,520 shares on Nasdaq. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common shares. In particular, a large proportion of our common shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common shares, further influencing volatility in their market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common shares to fluctuate, which may limit or prevent investors from readily selling their common shares and may otherwise negatively affect the liquidity of our common shares.

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
•
the timing and outcomes of clinical trials for MM120 ODT, MM402 and any of our other product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with MM120 ODT, MM402 and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of MM120 ODT, MM402 or any of our other product candidates;
•
the level of demand for MM120 ODT, MM402 and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with MM120 ODT, MM402 and any of our other product candidates;
•
our ability to commercialize MM120 ODT, MM402 and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we had a public float of less than $700.0 million as of the last business day of our most recent second fiscal quarter and annual revenues of less than $100.0 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Even after we no longer qualify as an “emerging growth company”, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. For example, we are aware of disputes amongst individuals and entities formerly involved with our company, including a lawsuit brought against Stephen Hurst, a former executive and director of the Company, and others. Though we are not party to this litigation, there can be no assurance that our business, reputation, share price or operations will not be negatively impacted by such disputes or any negative publicity surrounding such disputes. You should read carefully, evaluate and rely only on the information contained in our SEC filings in determining whether to purchase our securities. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common shares, which could cause losses to your investments.

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

If we fail to meet all applicable listing requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

Our common shares are currently listed on Nasdaq. There can be no assurance that we will maintain compliance with the requirements for listing our common shares on Nasdaq. If we fail to meet all applicable listing requirements for the Nasdaq, our common shares could be delisted from the exchange. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Effective April 10, 2024, we voluntarily delisted our common shares from Cboe Canada due to our belief that the trading volume of our common shares on Cboe Canada no longer justified the expense and administrative requirements associated with maintaining the dual listing.

General Risk Factors

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

Our U.S. federal net operating loss ("NOL") carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs, is limited to 80% of taxable income. As of December 31, 2024, we had available U.S. federal NOL carryforwards of $165.5 million which can be carried forward indefinitely. We also have available state NOL carryforwards of approximately $20.0 million as of December 31, 2024, which will begin to expire in 2037.

In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986 (as amended) (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs and certain other pre-ownership change tax attributes to offset its post-ownership change taxable income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of the Company. As a result, our ability to utilize our NOLs and certain other tax attributes could be limited.

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

Dispositions of common shares will not be subject to Canadian tax, unless the common shares constitute “taxable Canadian property” (as defined in the Tax Act) of a holder of the common shares that is a non-resident of Canada for purposes of the Tax Act. Such holders whose common shares may constitute taxable Canadian property should consult their own tax advisors. In addition, dispositions of common shares by U.S. Holders (as defined below) will be subject to U.S. tax, and certain dispositions of common shares by Non-U.S. Holders (including if we are treated as a U.S. real property holding corporation (“USRPHC”)) will be subject to U.S. tax, as described below.

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

As a U.S. domestic corporation for U.S. federal income tax purposes, any gain realized by our Non-U.S. Holders upon a disposition of our common shares generally will not be subject to U.S. federal income tax unless:

•
the gain is effectively connected with a trade or business of the Non-U.S. Holder in the United States (and, if required by an applicable income tax treaty, is attributable to a United States permanent establishment or fixed base of the Non-U.S. Holder);
•
the Non-U.S. Holder is an individual who is present in the United States for a period or periods aggregating 183 days or more in the taxable year of the disposition, and certain other conditions are met; or
•
we are or have been classified as a USRPHC for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the Non-U.S. Holder’s holding period for such common shares disposed of.

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

We may incur significant tax liabilities as a result of Section 280E of the Code that could negatively impact the results of our operations.

Section 280E of the Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which are prohibited by federal law or the law of any state in which such trade or business is conducted. The application of Section 280E of the Code generally causes such businesses to have an effective tax rate in the United States that is significantly higher than the rate typically applicable to businesses in other industries. The IRS has invoked Section 280E of the Code in tax audits against various businesses in the United States, even when the business activities were permitted under applicable state laws. Although the IRS issued a clarification of Section 280E of the Code that allows the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted In addition, there can be no assurance that courts, in response to challenges of these restrictions by taxpayers, will issue an interpretation of Section 280E of the Code favorable to our businesses.

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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology or the systems, networks and technology of our contractors, consultants, vendors and other business partners. However, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing reporting obligations associated with the cybersecurity incident, and performing post-incident analysis and program enhancements.

We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Our information security program is tactically and strategically supplemented via partnerships and engagements with key consultants, vendors, and service providers. We also actively engage with key vendors as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We use a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires, vendor audits, vendor qualification, and conducting due diligence in connection with onboarding new vendors and regular vendor reviews. We require third-party service providers with access to sensitive, confidential or proprietary information to implement and maintain robust cybersecurity practices consistent with applicable legal standards and leading industry practices.

Governance

Management Oversight

Our information security program is managed by designated information technology personnel and members of our management team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology team, consisting of a Vice President of Information Technology, Director of Information Technology and external consultants. Our Information Technology team leverages over 20 years of experience in pharmaceutical and biotechnology information technology, security, and management. Our Information Technology team is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Information Technology team provides periodic reports to our senior management as appropriate and informs senior management on an ad hoc basis of significant cybersecurity incidents.

Board Oversight

Our Board has delegated overall responsibility for risk oversight, including cybersecurity risk matters, to our Audit Committee. Our senior management provides periodic reports to our Audit Committee and our Board. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. In addition, our information security program is regularly evaluated by external experts with the results of those reviews reported to senior management and our Board. The Audit Committee is also promptly apprised of more significant cybersecurity incidents and in the aggregate for less significant incidents.

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

As of December 31, 2024, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected our business strategy, results of operations or financial condition in the last year or are reasonably likely to have such a material effect.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Shares

Our common shares are publicly traded on the Nasdaq Global Select Market under the symbol “MNMD”.

Holders of Record

As of December 31, 2024, there were approximately 78 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. We are developing a pipeline of innovative product candidates targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including MM120 and MM402, our lead product candidates.

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder and major depressive disorder ("MDD"). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 orally disintegrating tablet (“ODT”) is expected to consist of two clinical trials: the Voyage study (MM120-300) and the Panorama study (MM120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both trials will utilize an adaptive trial design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each trial in the case of certain parameters. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between MM120 ODT 100 µg and placebo. On December 16, 2024, we announced the initiation of Voyage, with an anticipated topline readout (Part A results) in the first half of 2026. On January 30, 2025, we announced the initiation of Panorama, with an anticipated topline readout (Part A results) in the second half of 2026. Both trials are subject to ongoing regulatory review and discussions, which could result in changes to trial design, including of the Phase 3 clinical trials.

In addition to our Phase 3 clinical program for GAD, we are developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale ("MADRS") score at Week 6 between MM120 ODT 100 µg and placebo. We expect to initiate Emerge in the first half of 2025 with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 pivotal trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

Our second lead product candidate, MM402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of MM402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of MM402. We expect to initiate further trials of MM402 for the treatment of ASD, with the exact timing and scope of such trials to be determined.

Beyond our clinical stage product candidates, we are exploring additional programs, including through external collaborations, which we seek to expand our drug development pipeline and broaden the potential applications of our lead product candidates. These research and development programs include non-clinical, pre-clinical and human clinical trials of current and new product candidates and research compounds with our collaborators.

Our business is premised on a growing body of research supporting the use of novel psychoactive compounds to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved pursuant to the regulations of the FDA and the regulations in other jurisdictions. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying product candidates according to current Good Manufacturing Practices (“cGMP”), and conducting all trials and development in accordance with the regulations of the FDA, and other regulations in other jurisdictions.

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, Mind Medicine, Inc. (“MindMed US”), was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through MindMed US.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $108.7 million for the year ended December 31, 2024, and $95.7 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $398.9 million and cash and cash equivalents of $273.7 million.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD and MDD and other potential or future indications, including initiating additional and larger clinical trials.

We expense research and development costs in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external costs by program, clinical or preclinical. We do not track internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other administrative functions, professional services fees, advisory and professional service fees in connection with financing transactions, insurance expenses, costs to support our commercialization efforts and allocated expenses.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to advance our research and development programs, grow our business and, if any of our product candidates receive marketing approval, commence commercialization activities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables summarize our results of operations for the periods presented (in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	$ Change	% Change
Operating expenses:
Research and development	$65,297	$52,124	$13,173	25%
General and administrative	38,619	41,742	(3,123)	-7%
Total operating expenses	103,916	93,866	10,050	11%
Loss from operations	(103,916)	(93,866)	(10,050)	11%
Other income/(expense):
Interest income	11,558	5,584	5,974	107%
Interest expense	(2,283)	(920)	(1,363)	148%
Foreign exchange (loss)/gain, net	(638)	157	(795)	*
Change in fair value of 2022 USD Financing Warrants	(15,941)	(6,636)	(9,305)	140%
Gain on extinguishment of contribution payable	2,541	—	2,541	100%
Other expense	—	(51)	51	-100%
Total other expense, net	(4,763)	(1,866)	(2,897)	155%
Net loss	(108,679)	(95,732)	(12,947)	14%
Other comprehensive loss:
Gain/(loss) on foreign currency translation	476	(284)	760	-268%
Comprehensive loss	$(108,203)	$(96,016)	$(12,187)	13%

* Represents a change greater than 300%

Operating Expenses

Research and Development (in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	$ Change	% Change
External Costs
MM120 program	$34,964	$23,516	$11,448	49%
MM402 program	3,975	1,904	2,071	109%
Preclinical and other programs	2,845	5,858	(3,013)	-51%
Total external costs	41,784	31,278	10,506	34%
Internal Costs	23,513	20,846	2,667	13%
Total research and development expenses	$65,297	$52,124	$13,173	25%

Research and development expenses increased by $13.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $11.4 million in expenses related to our MM120 program supporting the advancement into pivotal trials for the treatment of adults with GAD. The MM120 program completed a phase 2b trial in the first half of 2024, and has incurred increased expenses in relation to the initiation of phase 3 trials. Additionally, there was an increase of $2.1 million in expenses related to our MM402 program driven by progress in phase 1 studies, and an increase of $2.7 million in internal personnel costs as a result of increasing research and development capacities, partially offset by a decrease of $3.0 million in expenses related to preclinical activities.

General and Administrative

General and administrative expenses decreased by $3.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to decreased professional services fees and expenses during the year ended December 31, 2024, partially offset by increased stock-based compensation expense and pre-commercialization activities during the year ended December 31, 2024.

Other Income (Expense)

Interest Income

Interest income increased by $6.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to interest earned on our cash and cash equivalents as a result of increased balances held in cash and cash equivalents during the year ended December 31, 2024.

Interest Expense

Interest expense increased by $1.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to interest expense related to our credit facility entered into on August 11, 2023.

Foreign Exchange (Loss)/Gain, Net

Foreign exchange loss increased by $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, the increase was primarily due to unfavorable changes in foreign exchange rates during the year ended December 31, 2024.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $15.9 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022.

Gain on extinguishment of contribution payable

Gain on extinguishment of contribution payable was $2.5 million for the year ended December 31, 2024. In June 2024, we made a lump sum payment of $0.3 million in full satisfaction of our remaining obligations of the contribution payable liability. As a result, both parties were subsequently released from any further commitments from the agreement. The difference between the fair value of the lump sum payment of $0.3 million, and the carrying value of the contribution payable prior to the settlement of $2.8 million, resulted in the gain on extinguishment of $2.5 million.

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

Our cash and cash equivalents and our working capital at December 31, 2024 was $273.7 million and $242.8 million, respectively. We believe that our cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 ODT in GAD.

On August 11, 2023 (the “Closing Date”), we and certain of our subsidiaries party thereto, as co-borrowers (together with us, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (“Term Loans”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. The second milestone-based tranche of $10.0 million was funded in the second quarter of 2024.

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

Also on March 7, 2024, we entered into a securities purchase agreement with certain investors, pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our common shares at a price of $6.00 per share, in a private placement transaction (the “Private Placement”).

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

On August 9, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with the an offering of (i) our common shares, and (ii) to certain investors, pre-funded warrants to purchase our common shares. The offering price for the common shares was $7.00 per share, less underwriting discounts and commissions (the “August Offering”). The offering price for the pre-funded warrants was $6.999 per pre-funded warrant, which represents the per share public offering price for the common shares less a $0.001 per share exercise price for each such pre-funded warrant.

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

We believe that our cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operations into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 ODT in GAD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net cash used in operating activities	$(79,129)	$(64,365)
Net cash provided by financing activities	253,196	21,848
Foreign exchange impact on cash	(30)	79
Net increase/(decrease) in cash and cash equivalents	$174,037	$(42,438)

Cash flows used in operating activities

Cash used in operating activities for the year ended December 31, 2024 was $79.1 million, which consisted of a net loss of $108.7 million and a net change of $3.3 million in our net operating assets and liabilities, partially offset by $32.9 million in non-cash charges. The non-cash charges primarily consisted of share-based compensation of $16.9 million, a change in fair value on the 2022 USD Financing Warrants liability of $15.9 million, DDSU expense of $0.8 million, amortization of debt issuance costs of $0.7 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million, partially offset by a gain on extinguishment of the contribution payable of $2.5 million.

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

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2024 was $253.2 million, which consisted of $175.0 million of gross proceeds from the March Offering and Private Placement, $75.0 million in proceeds from the August Offering, $10.0 million proceeds from our credit facility, $8.3 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the 2022 ATM, net of issuance costs, and $0.7 million in proceeds from the exercise of options, partially offset by $11.1 million of issuance costs related to the March Offering and Private Placement, $5.0 million of issuance costs related to the August Offering, $0.5 million payment of deferred financing fees related to the 2024 ATM, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Cash provided by financing activities for the year ended December 31, 2023 was $21.8 million, which consisted of proceeds of $15.0 million from our credit facility partially offset by $0.8 million payment of our credit facility issuance costs, $7.5 million of net proceeds from the 2022 ATM, net of issuance costs, and $0.1 million of proceeds from the exercise of the 2022 USD Financing Warrants.

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

The 2022 USD Financing Warrants (as defined in Note 8 in the notes to our annual financial statements) are liability classified due to not meeting the criteria for equity treatment under the guidance in ASC 815-40. Accordingly, the 2022 USD Financing Warrants were recognized at fair value upon issuance and are remeasured to fair value at the end of each reporting period. Any change in fair value is recognized in general and administrative expense on the consolidated statements of operations. Issuance costs related to warrants were expensed within general and administrative expense on the consolidated statements of operations.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mind Medicine (MindMed) Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California March 6, 2025

Mind Medicine (MindMed) Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$273,741	$99,704
Prepaid and other current assets	7,879	4,168
Total current assets	281,620	103,872
Goodwill	19,918	19,918
Intangible assets, net	—	527
Other non-current assets	613	224
Total assets	$302,151	$124,541

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,010	$4,136
Accrued expenses	12,829	11,634
2022 USD Financing Warrants	24,010	16,476
Total current liabilities	38,849	32,246
Credit facility, long-term	21,854	14,129
Other liabilities, long-term	—	32
Total liabilities	60,703	46,407

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, no par value, unlimited authorized as of December 31, 2024 and 2023; 75,100,763 and 41,101,303 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	639,508	367,991
Accumulated other comprehensive income	819	343
Accumulated deficit	(398,879)	(290,200)
Total shareholders' equity	241,448	78,134
Total liabilities and shareholders' equity	$302,151	$124,541

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$65,297	$52,124
General and administrative	38,619	41,742
Total operating expenses	103,916	93,866
Loss from operations	(103,916)	(93,866)
Other income/(expense):
Interest income	11,558	5,584
Interest expense	(2,283)	(920)
Foreign exchange (loss)/gain, net	(638)	157
Change in fair value of 2022 USD Financing Warrants	(15,941)	(6,636)
Gain on extinguishment of contribution payable	2,541	—
Other expense	—	(51)
Total other expense, net	(4,763)	(1,866)
Net loss	(108,679)	(95,732)
Other comprehensive loss:
Gain/(loss) on foreign currency translation	476	(284)
Comprehensive loss	$(108,203)	$(96,016)
Net loss per common share, basic and diluted	$(1.54)	$(2.44)
Weighted-average common shares, basic and diluted (Note 2)	70,461,067	39,157,420

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2022	37,979,136	—	344,758	627	(194,468)	150,917
Issuance of common shares, net of share issuance costs	2,232,113	—	7,823	—	—	7,823
Exercise of 2022 USD Financing Warrants	27,000	—	178	—	—	178
Settlement of restricted share unit awards	849,721	—	—	—	—	—
Stock-based compensation expense	—	—	15,183	—	—	15,183
Exercise of stock options	13,333	—	49	—	—	49
Net loss and comprehensive loss	—	—	—	(284)	(95,732)	(96,016)

Balance, December 31, 2023	41,101,303	—	367,991	343	(290,200)	78,134

Issuance of common shares and warrants, net of share issuance costs	38,624,064	—	234,267	—	—	234,267
Issuance of common shares upon settlement of restricted share unit awards, net of shares withheld for tax	823,361	—	(54)	—	—	(54)
Exchange of common shares for pre-funded warrants	(8,325,000)	—	—	—	—	—
Issuance of common shares upon conversion of loan principal	748,129	—	3,000	—	—	3,000
Exercise of 2022 USD Financing Warrants	1,945,523	—	16,675	—	—	16,675
Stock-based compensation expense	—	—	16,913	—	—	16,913
Exercise of stock options, net of options withheld for tax	183,383	—	716	—	—	716
Net loss and comprehensive loss	—	—	—	476	(108,679)	(108,203)

Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448

The accompanying notes are an integral part of these consolidated financial statements.

Mind Medicine (MindMed) Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(108,679)	$(95,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,913	15,183
Directors' deferred share units expense	761	311
Amortization of intangible assets	527	3,162
Change in fair value of 2022 USD Financing Warrants	15,941	6,636
Gain on extinguishment of contribution payable	(2,541)	—
Unrealized foreign exchange	506	(363)
Amortization of debt issuance costs	725	101
Other non-cash adjustments	62	56
Changes in operating assets and liabilities:
Prepaid and other current assets	(4,337)	39
Other noncurrent assets	48	51
Accounts payable	(2,126)	2,025
Accrued expenses	3,103	5,318
Other liabilities, long-term	(32)	(1,152)
Net cash used in operating activities	(79,129)	(64,365)
Cash flows from financing activities
Proceeds from the August Offering	74,999	—
Payment of issuance costs from the August Offering	(5,030)	—
Proceeds from the March Offering and Private Placement	175,000	—
Payment of issuance costs from the March Offering and Private Placement	(11,060)	—
Proceeds from credit facility	10,000	15,000
Payment of credit facility issuance costs	(128)	(844)
Proceeds from the 2022 At-the-Market net of issuance costs	984	7,529
Payment of deferred financing fees related to 2024 At-the-Market	(499)	—
Proceeds from exercise of 2022 USD Financing Warrants	8,268	114
Proceeds from exercise of options	716	49
Withholding taxes paid on vested restricted share units	(54)	—
Net cash provided by financing activities	253,196	21,848
Effect of exchange rate changes on cash	(30)	79
Net increase/(decrease) in cash and cash equivalents	174,037	(42,438)
Cash and cash equivalents, beginning of year	99,704	142,142
Cash and cash equivalents, end of year	$273,741	$99,704
Supplemental Cash Flow Information
Cash paid for interest	$2,224	$534
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	$8,407	$64
Reclass of deferred financing fees related to 2022 At-the-Market to additional paid-in capital	$332	$—
Issuance of common shares upon conversion of loan principal	$3,000	$—
Unpaid issuance costs for credit facility	$—	$128
Proceeds from issuance of common shares under the 2022 At-the-Market in prepaid and other current assets	$—	$294

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

MindMed is a clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company’s mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates, with and without acute perceptual effects, targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM120 and MM402, the Company’s lead product candidates

Liquidity

As of December 31, 2024, the Company had an accumulated deficit of $398.9 million. Through December 31, 2024, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), warrants to purchase Common Shares, and the Company’s credit facility.

As the Company continues its expansion, it may seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these consolidated financial statements.

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

To conform with the current year presentation, certain prior year amounts related to directors' deferred share units ("DDSU") expense have been reclassified and separately presented from stock-based compensation on the statement of cash flows.

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

Following the Company’s voluntary delisting from Cboe Canada effective April 10, 2024, the Company reassessed its functional currency and determined that, as of April 1, 2024, its functional currency had changed from the CAD to the USD. The Company's analysis included various factors, including: the Company’s cash flows and expenses denominated primarily in USD, and the primary market for the Company’s Common Shares trading in USD. The change in functional currency was accounted for prospectively from April 1, 2024, and the consolidated financial statements prior to and including the period ended December 31, 2023 were not restated for the change in functional currency.

For periods commencing April 1, 2024, monetary assets and liabilities denominated in currencies other than USD are remeasured at period-end using the period-end exchange rate. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2024, are translated at the approximate exchange rate prevailing at the date of the transaction. Income and expense accounts are translated at the average rates in effect during the fiscal year. Foreign exchange gains and losses are included in the consolidated statements of operations and comprehensive loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation, accrual for research and development costs, and the fair value of share-based awards and warrants. Actual results could differ from those estimates, and such differences could be material to the consolidated balance sheets and statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents. As of December 31, 2024, the Company’s cash equivalents primarily includes a U.S. government money market fund at a high-credit quality financial institution which invests in highly liquid securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. The Company's cash is deposited in checking accounts at high-credit quality financial institutions, which at times, may exceed federally insured limits. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2024, the Company has not experienced any losses on its cash or cash equivalents.

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

In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is determined by analyzing the total fair value of equity compared to the carrying value of the reporting unit. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. No impairment charges have been recorded during the years ended December 31, 2024 and 2023.

Intangible Assets

The Company’s finite-lived intangible assets consist of acquired developed technology and are amortized on a straight-line basis, which is aligned to the economic benefit of the asset, over their estimated useful life of three years.

Intangible assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. Upon occurrence, recoverability is measured by comparing the sum of the undiscounted expected future cash flows the asset or asset group is expected to generate to its carrying amount. If the carrying amount of the asset exceeds its undiscounted expected future cash flows, an impairment loss is recognized in the amount of the excess of the carrying amount over the fair value of the asset. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. There was no impairment of intangible assets recorded during the years ended December 31, 2024 and 2023.

Warrants

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in CAD, with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”). The Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”). CAD Financing Warrants and CAD Compensation Warrants were classified as equity and recorded at fair value at the time of issuance. All CAD Financing Warrants and the CAD Compensation Warrants expired as of March 9, 2024.

2022 USD Financing Warrants

The 2022 USD Financing Warrants (as defined below in Note 8) are liability classified due to not meeting the criteria for equity treatment under the guidance in ASC 815-40. Accordingly, the 2022 USD Financing Warrants were recognized at fair value upon issuance and are remeasured to fair value at the end of each reporting period. Any change in fair value is recognized on the consolidated statements of operations.

Pre-Funded Warrants

The Pre-Funded Warrants (as defined in Note 7) issued on August 9, 2024, are equity classified due to meeting the indexation and equity classification criterion in ASC 815-40. Therefore, the fair value of the Pre-Funded Warrants was determined upon issuance based on the proceeds received for the Pre-Funded Warrants, and the Pre-Funded Warrants will not be remeasured.

Cash and Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. As of December 31, 2024, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts, at times, may exceed federally insured limits. The Company had cash equivalents of $271.5 million as of December 31, 2024, and $96.7 million as of December 31, 2023.

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

General and Administrative

General and administrative expenses consist primarily of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, legal, human resources and other administrative functions, professional services fees, advisory and professional service fees in connection with financing transactions, insurance expenses and allocated expenses. During the year ended December 31, 2023, the Company also incurred additional costs related to public relations, printing and professional services fees in connection with the proxy contest in connection with our 2023 annual general meeting of shareholders. Similar costs were not incurred during the year ended December 31, 2024.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except share and per share amounts). As the exercise price of the Company’s pre-funded warrants is $0.001 per share, it was determined to be non-substantive for accounting purposes and the pre-funded warrants were included the denominator of both basic and diluted EPS:

	Years Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(108,679)	$(95,732)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic and diluted	2,256,373	—
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	68,204,694	39,157,420
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	70,461,067	39,157,420
Net loss per share attributable to common shareholders, basic and diluted	$(1.54)	$(2.44)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended December 31,
	2024	2023
2022 USD Financing Warrants	5,086,300	7,031,823
Options issued and outstanding under stock option plan	4,225,032	2,161,734
Restricted Share Units	1,371,266	2,294,056
Conversion Shares	249,377	—
Estimated shares issuable under the Employee Share Purchase Plan	37,370	—
CAD Compensation Warrants	—	107,720
CAD Financing Warrants	—	897,667
Total	10,969,345	12,493,000

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

On April 16, 2024, the Company’s Board of Directors approved the Mind Medicine (MindMed) Inc. Employee Share Purchase Plan (the “ESPP”), subject to its approval by the Company’s shareholders. As of August 15, 2024, the Company commenced the first offering under the ESPP. The fair value of Common Shares to be issued under the ESPP is estimated using a Black-Scholes-Merton valuation model

Recently Adopted Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted the guidance in the fiscal year ended December 31, 2024. There was no impact on the Company’s reportable segments identified. Required disclosures have been included in Note 13.

Recently Issued Accounting Pronouncements

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

3.
CREDIT FACILITY

On August 11, 2023 (the “Closing Date”), the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (the “Term Loan”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders. On the Closing Date, the Company paid a facility fee of $0.3 million to K2HV. The second milestone-based tranche of $10.0 million was funded in the second quarter of 2024.

The Term Loan matures on August 1, 2027, and the obligations of the Borrowers under the Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property.

The Term Loan bears a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the prime rate as reported in The Wall Street Journal plus (b) 2.95%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Company. Principal payments were postponed from March 2025 to March 2026 as the interest only extension event per the Loan Agreement was met. Additionally, the Term Loan contains a final payment fee of 6.95% of the original principal amount borrowed due upon the final maturity date or upon prepayment of the Term Loan. As of December 31, 2024, the Company has accrued $0.5 million in relation to this final payment fee.

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own Common Shares and meets the conditions for equity classification. On November 11, 2024, $3.0 million of principal was converted into 748,129 of the Company's Common Shares. As of December 31, 2024, the Company estimated the fair value of the remaining Conversion Shares to be $1.2 million using the Black-Scholes option pricing model.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things: dispose of assets; make changes to the Company's business, management, ownership or business locations; merge or consolidate; incur additional indebtedness, encumbrances or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company is in compliance with the Loan Agreement as of December 31, 2024.

The Company recorded $2.3 million and $0.7 million in interest expense for the years ended December 31, 2024 and 2023, respectively.

Future expected repayments of principal amount due on the credit facility as of December 31, 2024 are as follows (in thousands):

2025	-
2026	12,999
2027	9,001
Total principal repayments	$22,000
Unamortized debt issuance costs	(628)
Accrued final payment fee	482
Total credit facility, non-current, net	$21,854

As of December 31, 2024, the Company estimated the fair value of the credit facility to be $22.2 million, assuming the full remaining $1.0 million of principal is converted into Conversion Shares.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands) and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$271,537	$—	$—	$271,537
Financial liabilities:
Directors' Deferred Share Unit Liability	$1,148	$—	$—	$1,148
2022 USD Financing Warrant Liability	$—	$—	$24,010	$24,010
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$96,682	$—	$—	$96,682
Financial liabilities:
Directors' Deferred Share Unit Liability	$387	$—	$—	$387
2022 USD Financing Warrant Liability	$—	$—	$16,476	$16,476

There were no transfers into or out of Level 1, Level 2, or Level 3 during the years ended December 31, 2024 and 2023.

The Company's cash equivalents includes a U.S. government money market fund which invests in highly liquid securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and are measured at fair value in accordance with the fair value hierarchy.

The fair value of the warrant liability is measured at fair value on a recurring basis. The 2022 USD Financing Warrants (as defined below in Note 8) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes-Merton option pricing model using the following assumptions:

	As of December 31, 2024	As of December 31, 2023
Share price	$6.96	$3.66
Expected volatility	90.70%	94.72%
Risk-free rate	4.18%	3.87%
Expected life	2.75 years	3.75 years

5.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the year ended December 31, 2024, the Company has made no additions to its outstanding goodwill. During the fourth quarter of 2024, the Company performed its annual goodwill impairment test and determined to perform a quantitative analysis. As a result of the quantitative analysis, no impairment loss was recognized. No impairment charges have been recorded during the years ended December 31, 2024 and 2023.

Intangible assets, net

The following table summarizes the carrying value of the Company’s intangible assets (in thousands):

			As of December 31, 2024
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(9,485)	$—
Total intangible assets, net		$9,485	$(9,485)	$—

			As of December 31, 2023
	Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3	$9,485	$(8,958)	$527
Total intangible assets, net		$9,485	$(8,958)	$527

As of December 31, 2024, developed technology intangible assets were fully amortized. Amortization expense included in research and development expense was $0.5 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively.

6.
ACCRUED EXPENSES

At December 31, 2024 and 2023, accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$6,405	$4,526
Accrued clinical and manufacturing costs	5,173	1,884
Professional services	973	2,022
Other accruals	278	361
Contribution payable	—	2,841
Total accrued expenses	$12,829	$11,634

7.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of December 31, 2024, the Company had 75,100,763 Common Shares issued and outstanding.

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

At-The-Market Facilities

2022 ATM

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”), as well as an accompanying prospectus supplement ("Prior ATM Prospectus"). In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Agents”), pursuant to which the Company could issue and sell Common Shares for an aggregate offering price of up to $100.0 million in accordance with the Prior ATM Prospectus under an at-the-market offering program (the “2022 ATM”). Pursuant to the 2022 ATM, the Company paid the Prior Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any Common Shares. The Company was not obligated to make any sales of its Common Shares under the 2022 ATM. During the year ended December 31, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the 2022 ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the 2022 ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Prior Agents that it was suspending and terminating the 2022 ATM prospectus, dated May 16, 2022. On May 28, 2024, the Company delivered written notice to the Prior Agents that it was terminating the Prior Sales Agreement.

2024 ATM

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of December 31, 2024.

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

October Exchange Agreements

October 17, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with Commodore Capital Master LP, Deep Track Biotechnology Master Fund, LTD and certain other investors (collectively, the “Holders”) pursuant to which the Holders exchanged an aggregate of 8,325,000 of Common Shares for pre-funded warrants to purchase an aggregate of 8,325,000 Common Shares of the Company with an exercise price of $0.001 per share. Such Common Shares were retired upon exchange. The exchange transactions represented offsetting increases and decreases with APIC that had no overall impact to the Company’s financial statements.

Common Shares Reserved for Issuance

A summary of shares reserved for issuance as of December 31, 2024 is summarized below:

December 31, 2024
Pre-Funded Warrants	9,753,775
2022 USD Financing Warrants	5,086,300
Shares available to grant under incentive plan	4,918,816
Options issued and outstanding	4,225,032
Restricted Share Units issued and outstanding	1,371,266
Shares available to grant under ESPP	712,630
Conversion shares	249,377
Estimated shares issuable under ESPP	37,370
Total shares reserved for issuance	26,354,566

8.
WARRANTS

CAD Financing Warrants and CAD Compensation Warrants

Between 2020 through 2021, in conjunction with equity offerings, the Company issued units at varying prices per unit in CAD, with each unit comprised of one Common Share and one-half of one Common Share financing warrant (each whole warrant, a “CAD Financing Warrant”). The Company also issued compensation warrants to its underwriters (the “CAD Compensation Warrants”). CAD Financing Warrants and CAD Compensation Warrants were classified as equity and recorded at fair value at the time of issuance. All CAD Financing Warrants and the CAD Compensation Warrants expired as of March 9, 2024.

2022 USD Financing Warrants

On September 30, 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying 2022 USD Financing Warrants (each whole warrant, a "2022 USD Financing Warrant") to purchase 7,058,823 Common Shares. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments, and will expire on September 30, 2027.

The below table represents the activity associated with the Company's 2022 USD Financing Warrants for the year ended December 31, 2024:

2022 USD Financing Warrants
Balance at December 31, 2023	7,031,823
Exercised	(1,945,523)
Expired	—
Balance at December 31, 2024	5,086,300

Under the guidance in ASC 815-40, the Company's 2022 USD Financing Warrants do not meet the criteria for equity treatment. Therefore, the Company accounts for the 2022 USD Financing Warrants as liabilities and recognized them at fair value upon issuance and adjusts them to fair value at the end of each reporting period. Any change in fair value is recognized on the consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the year ended December 31, 2024 (in thousands):

As of December 31, 2024
Balance at December 31, 2023	$16,476
Warrant exercise	(8,407)
Change in fair value of the warrant liability	15,941
Balance at December 31, 2024	$24,010

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

As of December 31, 2024, in conjunction with the voluntary Cboe Canada delisting effective as of April 10, 2024, all of the Company's Common Shares are only traded on the Nasdaq Stock Market. All outstanding stock options have their exercise prices denominated in USD based upon the USD value on the day on which the equity award was granted.

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

The fair value of options issued has been estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Share price	$4.98 - $9.40	$2.98 - $3.61
Expected volatility	87.8% - 93.4%	87.2%
Risk-free rate	3.5% - 4.5%	2.8% - 3.9%
Expected life	5.0 - 6.1 years	5.3 - 6.1 years
Expected dividend yield	0%	0%

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	2,161,734	$18.67	—	$—
Issued	2,626,980	6.00	—	—
Exercised	(215,978)	4.22	—	—
Forfeited	(300,971)	7.32	—	—
Expired	(46,733)	18.31	—	—
Options outstanding at December 31, 2024	4,225,032	12.35	6.6	$4,147,893
Options vested and exercisable at December 31, 2024	1,838,283	18.70	3.9	$1,499,022

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $4.68. The aggregate intrinsic value of options vested during the year ended December 31, 2024 was $7.5 million. The expense recognized related to options during the years ended December 31, 2024 and 2023 was $8.2 million and $6.6 million, respectively.

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

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	2,288,726	$7.20
Granted	216,800	7.99
Vested and issued	(823,591)	9.47
Cancelled	(310,669)	5.47
Balance at December 31, 2024	1,371,266	$6.35

The fair market value of RSUs vested during the year ended December 31, 2024 was $8.0 million. The expense recognized related to RSUs during the years ended December 31, 2024 and 2023 was $8.7 million and $8.6 million, respectively.

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

As of August 15, 2024, the Company commenced the first offering under the ESPP. The fair value of Common Shares to be issued under the ESPP was estimated using the following assumptions:

Year Ended December 31, 2024
Expected term	0.5 years
Expected volatility	100.78%
Risk-free rate	5.04%
Weighted average grant date fair value per share	$2.79

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$6,126	$7,087
General and administrative	10,787	8,096
Total stock-based compensation expense	$16,913	$15,183

As of December 31, 2024, there was approximately $12.7 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2024, there was approximately $7.4 million of total unrecognized stock-based compensation expense related to RSUs granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2024, there was a nominal amount of total unrecognized stock-based compensation expense related to the Common Shares to be issued under the ESPP that is expected to be recognized over a weighted average period of 0.2 years.

Directors’ Deferred Share Unit Plan

On April 16, 2021, the Company adopted the MindMed Director's Deferred Share Unit Plan (the "DDSU Plan"). The DDSU Plan sets out a framework to grant nonexecutive directors deferred share units (“DDSUs”) which are cash settled awards. Effective June 8, 2023, the Company amended the definition of “Fair Market Value” under the DDSU Plan to be based upon the volume weighted average trading price of the Company’s Common Shares as traded on the Nasdaq Stock Market for the five business days on which Common Shares are traded on Nasdaq immediately preceding the applicable date. This change is only applicable for DDSUs granted subsequent to June 8, 2023. Accordingly, DDSUs granted after June 8, 2023 are denominated in USD. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company.

Number of DSUs
Balance at December 31, 2023	199,026
Issued	—
Settled	—
Cancelled	—
Balance at December 31, 2024	199,026

For the year ended December 31, 2024, stock-based compensation expense of $0.8 million was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the Company did not issue any additional DDSUs. There were 199,026 DDSUs vested as of December 31, 2024. The liability associated with the outstanding vested DDSU’s was $1.1 million as of December 31, 2024, and was recorded to accrued expenses in the accompanying consolidated balance sheets.

10.
INCOME TAXES

The Components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(123,631)	$(89,536)
Foreign	14,952	(6,196)
Total	$(108,679)	$(95,732)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional of 21% tax rate was applied as follows (in thousands):

	December 31,
	2024	2023
Income tax at federal statutory rate	$(22,820)	$(20,104)
State income tax expense, net of federal tax effect	(1)	331
Nondeductible permanent items	55	51
Executive compensation	952	423
Warrant fair value adjustment	(212)	2,477
Foreign rate differential	3,512	(957)
Adjustment to deferred taxes	(1,641)	783
Nonqualified stock option and performance award windfall upon exercise	1,253	2,002
Change in valuation allowance	18,902	14,994
	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2024 and 2023 is primarily attributable to the change in valuation allowance, foreign rate differential, executive compensation, and capitalized research expenses.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2024 and 2023. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Reserves	$868	$730
Stock-based compensation	2,652	1,936
Share issuance costs	840	2,139
Net operating loss carryforward	42,466	31,560
Other assets	81	677
Intangible assets	1,164	945
Capitalized R&D	21,821	13,128
Lease liability	8	22
Other	25	—
Valuation allowance	(69,925)	(51,023)
Net deferred income tax assets	—	114

Deferred tax liabilities:
Right of use asset	—	(20)
Other	—	(94)
Total deferred tax liabilities	—	(114)
Net deferred income tax liability	$—	$—

As of December 31, 2024 and 2023, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740,

Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2024 and 2023. Accordingly, a valuation allowance of $69.9 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $18.9 million for the year ended December 31, 2024.

As of December 31, 2024, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $165.5 million and $20.0 million, respectively. The federal NOL carryforwards can be carried forward indefinitely, subject to 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2037, unless previously utilized.

As of December 31, 2024 the Company had combined foreign net operating loss carryforwards available to reduce future taxable income of approximately $25.4 million, of which $0.8 million carryforward indefinitely, $20.0 million begin to expire in 2040, and $4.6 million begin to expire in 2028.

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

As of December 31, 2024 and 2023 the Company did not have a liability for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2024 and 2023, interest and penalties recognized were insignificant.

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

11.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2024 and 2023, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $103.8 million and $28.0 million, respectively. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

12.
EMPLOYEE BENEFIT PLANS

During the year ended December 31, 2023, the Company adopted a 401(k) savings plan for its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of employee contributions, and 50% on the next 2% of employee contributions. The Company contributed $0.5 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

13.
SEGMENT REPORTING

The Company has one reportable segment relating to the research and development of the Company’s neuropharmaceutical drug development platform.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews the Company’s operations, including reviewing budgets and trial related data, and decides how to allocate resources and assess performance. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and total assets and the CODM makes decisions using this information on a consolidated basis. The CODM uses consolidated net income or loss as a measure of profit or loss in allocating resources and assessing segment performance. In addition to the expense categories included within net income presented on the Company's Consolidated Statements of Operations and Comprehensive Loss, see below for additional expense detail that is routinely reviewed by the CODM:

	Year Ended December 31,
	2024	2023
Research and development:
Internal expenses	$23,513	$20,846
External expenses	41,784	31,278
Total	$65,297	$52,124
General and administrative:
Internal expenses	$18,986	$15,467
External expenses	19,633	26,275
Total	$38,619	$41,742
Loss from operations	$(103,916)	$(93,866)
Total other expense, net	$(4,763)	$(1,866)
Net loss	$(108,679)	$(95,732)

Internal expenses include employee-related costs such as salaries, related benefits, non-cash stock-based compensation expense for employees, and allocated operational expenses. External expenses include services rendered by third party providers for research and development as well as general and administrative activities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, our Chief Executive Officer and Principal Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, California, Auditor Firm ID: 185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number	Description	Form	Exhibit No.	Incorporated by Reference Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.	10-Q	3.2	August 13, 2024	001-40360
4.1*	Description of Capital Stock of Mind Medicine (MindMed) Inc.
4.2	Form of Mind Medicine (MindMed) Inc. Common Share Certificate.	10-K	4.2	February 28, 2024	001-40360
4.3	Form of Warrant to Purchase Common Shares of Mind Medicine (MINDMED) Inc.	10-K	4.3	March 28, 2022	001-40360
4.4	Form of Warrant Indenture by and between Mind Medicine (MindMed) Inc. and Odyssey Trust Company	10-K	4.6	March 28, 2022	001-40360
4.5	Form of 2022 USD Financing Warrant	8-K	4.1	September 28, 2022	001-40360
4.6	Supplemental Warrant Indenture dated August 26, 2022, by and between Mind Medicine (MindMed) Inc. and Computershare Trust Company of Canada to the Warrant Indenture dated January 7, 2021	10-K	4.10	March 9, 2023	001-40360
4.7	Form of Pre-Funded Warrant	8-K	4.1	August 12, 2024	001-40360
4.8	Form of Pre-Funded Warrant	8-K	4.1	October 17, 2024	001-40360
4.9	Form of Pre-Funded Warrant	8-K	4.3	November 7, 2024	001-40360
10.1#	Form of Director and Officer Indemnity Agreement.	10-K	10.1	March 28, 2022	001-40360
10.2#	Form of Restricted Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.	10-K	10.4	March 28, 2022	001-40360
10.3#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Robert Barrow	10-Q	10.1	November 10, 2022	001-40360
10.4#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Dr. Daniel Karlin	10-Q	10.2	November 10, 2022	001-40360

10.5#	Executive Employment Agreement dated as of November 9, 2022 between Mind Medicine (MindMed) Inc. and Carrie F. Liao	10-Q	10.5	November 10, 2022	001-40360
10.6	Escrow Agreement among Mind Medicine (MindMed) Inc. and Odyssey Trust Company and Each of the Undersigned Security Holders, dated as of February 26, 2021.	10-K	10.10	March 28, 2022	001-40360
10.7	Supplemental Warrant Agreement by and between Mind Medicine (MindMed) Inc., Computershare Trust Company of Canada and Odyssey Trust Company dated as of March 14, 2022.	10-K	10.11	March 28, 2022	001-40360
10.8#	Mind Medicine (MindMed) Inc. Stock Option Plan (as amended and restated on March 7, 2023).	10-K	10.15	March 9, 2023	001-40360
10.9#	Mind Medicine (MindMed) Inc. Performance and Restricted Share Unit Plan (as amended and restated on March 7, 2023).	10-K	10.16	March 9, 2023	001-40360
10.10#	Form of Option Agreement to Mind Medicine (MindMed) Inc. Stock Option Plan.	10-K	10.17	March 9, 2023	001-40360
10.11+	K2 HealthVentures LLC Loan and Security Agreement	8-K	10.1	August 14, 2023	001-40360
10.12#	Executive Employment Agreement, dated as of April 13, 2023 between Mind Medicine (Minded) Inc. and Mark R. Sullivan	10-Q	10.1	May 4, 2023	001-40360
10.13#	Non-Employee Director Compensation Policy, amended as of June 8, 2023	10-Q	10.2	August 3, 2023	001-40360
10.14	Directors' Deferred Share Unit Plan, amended as of June 8, 2023	10-Q	10.3	August 3, 2023	001-40360
10.15	Exchange Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.1	October 17, 2024	001-40360
10.16	Amendment No. 1 to the Registration Rights Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.2	October 17, 2024	001-40360
10.17	Sales Agreement, dated as of June 28, 2024, by and between Mind Medicine (MindMed) Inc. and Leerink Partners LLC	S-3	1.2	June 28, 2024	001-280548
10.18#	Mind Medicine (MindMed) Inc. Employee Share Purchase Plan	S-8	99.5	June 28, 2024	001-280547
10.19#	Separation Agreement between Schond Greenway and Mind Medicine (MindMed) Inc., dated May 3, 2024, amended May 28, 2024	10-Q	10.3	August 13, 2024	001-40360
10.20	Form of Securities Purchase Agreement, dated as of March 7, 2024 between Mind Medicine (MindMed) Inc. and the Investors	8-K	10.1	March 11, 2024	001-40360

10.21	Form of Registration Rights Agreement, dated as of March 7, 2024 between Mind Medicine (MindMed) Inc. and the Investors	8-K	10.2	March 11, 2024	001-40360
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.2	October 17, 2024	001-40360
19.1*	Insider Trading Policy
21.1	List of Subsidiaries of Mind Medicine (MindMed), Inc.	10-K	21.1	March 28, 2022	001-40360
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	February 28, 2024	001-40360
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

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

Mind Medicine (Mindmed) Inc,

Date: March 6, 2025	By:	/s/ Robert Barrow
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

Signature	Title	Date

/s/ Robert Barrow	Chief Executive Officer and Director	March 6, 2025
Robert Barrow	(Principal Executive Officer)

/s/ Carrie F. Liao	Chief Accounting Officer	March 6, 2025
Carrie F. Liao, CPA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carol Vallone	Director	March 6, 2025
Carol Vallone

/s/ David Gryska	Director	March 6, 2025
David Gryska

/s/ Roger Crystal	Director	March 6, 2025
Roger Crystal, MD

/s/ Andreas Krebs	Director	March 6, 2025
Andreas Krebs

/s/ Suzanne Bruhn	Director	March 6, 2025
Suzanne Bruhn, PhD