Form 10-Q
period 2025-03-31
Mind Medicine (MindMed) Inc.
filed 2025-05-08
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, the registrant had 75,553,266 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for MM120 orally disintegrating tablet (“ODT”) in generalized anxiety disorder (“GAD”);
•
the protocol and timing of availability of data from our ongoing Phase 3 clinical program for MM120 in major depressive disorder (“MDD”);
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
•
our Amended Loan Agreement (as defined herein) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025 (the “2024 Annual Report”) and in Part II, Item 1A in this Quarterly Report and the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$82,854	$273,741
Short-term investments	129,587	—
Prepaid and other current assets	9,259	7,879
Total current assets	221,700	281,620
Long-term investments	33,099	—
Goodwill	19,918	19,918
Other non-current assets	606	613
Total assets	$275,323	$302,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,268	$2,010
Accrued expenses	11,497	12,829
2022 USD Financing Warrants	16,716	24,010
Total current liabilities	30,481	38,849
Credit facility, long-term	22,036	21,854
Total liabilities	52,517	60,703

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of March 31, 2025 and December 31, 2024; 75,511,375 and 75,100,763 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	644,231	639,508
Accumulated other comprehensive income	802	819
Accumulated deficit	(422,227)	(398,879)
Total shareholders' equity	222,806	241,448
Total liabilities and shareholders' equity	$275,323	$302,151

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$23,357	$11,705
General and administrative	8,802	10,499
Total operating expenses	32,159	22,204
Loss from operations	(32,159)	(22,204)
Other income/(expense):
Interest income	2,433	1,656
Interest expense	(602)	(434)
Foreign exchange loss, net	(19)	(525)
Change in fair value of 2022 USD Financing Warrants	6,999	(32,893)
Total income/(expense), net	8,811	(32,196)
Net loss	(23,348)	(54,400)
Other comprehensive loss
Unrealized gain on investments	10	—
(Loss)/gain on foreign currency translation	(27)	493
Comprehensive loss	$(23,365)	$(53,907)
Net loss per common share, basic	$(0.27)	$(1.14)
Net loss per common share, diluted	$(0.35)	$(1.14)
Weighted-average common shares, basic	85,067,855	47,860,757
Weighted-average common shares, diluted	87,091,461	47,860,757

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under employee share purchase plan ("ESPP")	34,017	—	186	—	—	186
Issuance of common shares upon settlement of restricted share unit ("RSU") awards, net of shares withheld for tax	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares, net of share issuance costs	29,338,553	—	164,298	—	—	164,298
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	204,968	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	400,000	—	3,369	—	—	3,369
Stock-based compensation expense	—	—	3,689	—	—	3,689
Exercise of stock options	118,896	—	530	—	—	530
Net loss and comprehensive loss	—	—	—	493	(54,400)	(53,907)
Balance, March 31, 2024	71,163,720	$—	$539,823	$836	$(344,600)	$196,059

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(23,348)	$(54,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,426	3,689
Change in fair value on directors' deferred share units ("DDSU")	(18)	781
Amortization of intangible assets	—	527
Change in fair value of the 2022 USD Financing Warrants	(6,999)	32,893
Unrealized foreign exchange	—	514
Other non-cash adjustments	(19)	75
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,380)	468
Other noncurrent assets	(10)	66
Accounts payable	258	1,509
Accrued expenses	(1,329)	(2,703)
Other liabilities, long-term	—	(17)
Net cash used in operating activities	(29,419)	(16,598)
Cash flows from investing activities
Purchases of investments	(162,458)	—
Net cash used in investing activities	(162,458)	—
Cash flows from financing activities
Proceeds from the Offering and Private Placement	—	175,000
Payment of issuance costs from the Offering and Private Placement	—	(8,720)
Payment of credit facility issuance costs	—	(128)
Proceeds from the at-the-market offering program, net of issuance costs	—	984
Proceeds from exercise of warrants	579	1,700
Proceeds from exercise of options	237	465
Proceeds from issuance of common shares under ESPP	186	—
Withholding taxes paid on vested RSUs	—	(54)
Net cash provided by financing activities	1,002	169,247
Effect of exchange rate changes on cash	(12)	(21)
Net (decrease)/increase in cash and cash equivalents	(190,887)	152,628
Cash and cash equivalents, beginning of period	273,741	99,704
Cash and cash equivalents, end of period	$82,854	$252,332

Supplemental Cash Flow Information
Cash paid for interest	$602	$434
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	$295	$1,669
Unpaid issuance costs for the Offering and Private Placement	$—	$2,340
Proceeds from exercise of options in prepaid and other current assets	$—	$65
Reclass of deferred financing fees to additional paid-in capital	$—	$332

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

MindMed is a late-stage clinical stage biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company’s mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates targeting neurotransmitter pathways that play key roles in brain health. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM120 and MM402, the Company’s lead product candidates.

Liquidity

As of March 31, 2025, the Company had an accumulated deficit of $422.2 million. Through March 31, 2025, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”) and warrants to purchase Common Shares, and the Company’s credit facility.

As the Company continues its expansion, it may seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and as amended by Accounting Standards Updates of FASB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, which are included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 6, 2025 (the “2024 Annual Report”). The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the periods ended December 31, 2024 and 2023, included in the 2024 Annual Report. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of March 31, 2025, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $80.4 million as of March 31, 2025, and $271.5 million as of December 31, 2024.

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities within 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities greater than 12 months at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

Net Loss per Share

For the three-month period ended March 31, 2025, the Company determined that the 2022 USD Financing Warrants had a dilutive impact to the calculation of net loss per share. As a result, the Company calculated the diluted net loss per Common Share for the three months ended March 31, 2025.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except share and per share amounts). As the exercise price of the Company’s pre-funded warrants is $0.001 per share, it was determined to be non-substantive for accounting purposes and the pre-funded warrants were included in the denominator of both basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders, basic	$(23,348)	$(54,400)
Change in fair value of the 2022 USD Financing Warrants	(6,999)	—
Net loss attributable to common shareholders, diluted	$(30,347)	$(54,400)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	9,753,775	—
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	75,314,080	47,860,757

Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	85,067,855	47,860,757
Incremental shares from 2022 USD Financing Warrants	2,023,606	—
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	87,091,461	47,860,757
Net loss per share:
Basic	$(0.27)	$(1.14)
Diluted	$(0.35)	$(1.14)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
2022 USD Financing Warrants	4,949,954	6,631,823
Stock options	4,465,831	3,696,128
RSUs	5,948,852	2,112,546
Conversion Shares	249,377	997,506
Estimated ESPP awards	27,939	—
Total	15,641,953	13,438,003

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Short-term:
U.S. treasury securities	$32,725	$—	$(3)	$32,722
U.S. agency bonds	96,868	9	(12)	96,865
Total	$129,593	$9	$(15)	$129,587

Long-term:
U.S. agency bonds	$33,083	$17	$(1)	$33,099
Total	$33,083	$17	$(1)	$33,099

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of March 31, 2025. The Company held no available-for-sale investments as of December 31, 2024.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands), and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short-term or long-term based on maturity and anticipated realization dates.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$80,444	$—	$—	$80,444
U.S. treasury securities	32,722	—	—	32,722
U.S. agency bonds	—	129,964	—	129,964
Total	$113,166	$129,964	$—	$243,130
Financial liabilities:
DDSU Liability	$1,129	$—	$—	$1,129
2022 USD Financing Warrant Liability		—	16,716	16,716
Total	$1,129	$—	$16,716	$17,845
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$271,537	$—	$—	$271,537
Total	$271,537	$—	$—	$271,537
Financial liabilities:
DDSU Liability	$1,148	$—	$—	$1,148
2022 USD Financing Warrant Liability	—	—	24,010	24,010
Total	$1,148	$—	$24,010	$25,158

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2025 and the year ended December 31, 2024.

The Company issued liability-classified warrants to purchase Common Shares in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”). The warrant liability is measured at fair value on a recurring basis and is classified as Level 3 in the fair value hierarchy. Its fair value is determined using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2025	As of December 31, 2024
Share price	$5.85	$6.96
Expected volatility	79.2%	90.70%
Risk-free rate	3.85%	4.18%
Expected life	2.5 years	2.75 years

5.
GOODWILL

During the three months ended March 31, 2025, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the three months ended March 31, 2025 and 2024, respectively.

6.
ACCRUED EXPENSES

At March 31, 2025 and December 31, 2024, accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$4,361	$6,405
Accrued clinical trial costs	4,537	4,332
Accrued other research and development costs	901	841
Professional services	1,437	973
Other accruals	261	278
Total	$11,497	$12,829

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of March 31, 2025, the Company had 75,511,375 Common Shares issued and outstanding.

At-The-Market Facilities

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”), as well as an accompanying prospectus supplement (the “Prior ATM Prospectus”). In connection with the filing of the 2022 Registration Statement and Prior ATM Prospectus, the Company also entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Sales Agents”), pursuant to which the Company was able to issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “Prior ATM”). During the three months ended March 31, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the Prior ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Sales Agents that it was suspending and terminating the Prior ATM Prospectus. On May 28, 2024, the Company delivered written notice to the Prior Sales Agents that it was terminating the Prior Sales Agreement.

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of March 31, 2025.

The March 2024 Offering and Private Placement

On March 7, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by the Company in an underwritten offering (the “March 2024 Offering”) of 16,666,667 Common Shares, at an offering price of $6.00 per share, less underwriting discounts and commissions.

The net proceeds to the Company from the March 2024 Offering were $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Also on March 7, 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the investors agreed to purchase, and the Company agreed to sell 12,500,000 Common Shares (the “Private Placement Shares”), at a price of $6.00 per Private Placement Share, in a private placement transaction (the “March 2024 Private Placement”).

The net proceeds to the Company from the March 2024 Private Placement were $70.1 million, after deducting fees and expenses payable by the Company.

The Company intends to use the net proceeds from the March 2024 Offering and the March 2024 Private Placement for (i) the research and development of the Company’s product candidates and (ii) working capital and general corporate purposes.

The March 2024 Offering and the March 2024 Private Placement closed on March 11, 2024.

The August 2024 Offering

On August 9, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “August 2024 Offering”) of (i) 9,285,511 Common Shares (the “Shares”), and (ii) to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,428,775 Common Shares (the "Pre-Funded Warrant Shares"). The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

The net proceeds to the Company from the August 2024 Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The August 2024 Offering closed on August 12, 2024.

The Company intends to use the net proceeds from the August 2024 Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

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

October 2024 Exchange Agreements

On October 17, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with Commodore Capital Master LP, Deep Track Biotechnology Master Fund, LTD and certain other investors (collectively, the “Holders”) pursuant to which the Holders exchanged an aggregate of 8,325,000 Common Shares for pre-funded warrants to purchase an aggregate of 8,325,000 Common Shares with an exercise price of $0.001 per share. Such Common Shares were retired upon exchange. The exchange transactions represented offsetting increases and decreases with additional paid-in capital that had no overall impact to the Company’s financial statements.

8.
WARRANTS

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the three months ended March 31, 2025.

2022 USD Financing Warrants
Balance at December 31, 2024	5,086,300
Issued	—
Exercised	(136,346)
Expired	—
Balance at March 31, 2025	4,949,954

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the three months ended March 31, 2025 (in thousands):

As of March 31, 2025
Balance at December 31, 2024	$24,010
Warrant exercise	(295)
Change in fair value of the warrant liability	(6,999)
Balance at March 31, 2025	$16,716

9.
STOCK-BASED COMPENSATION

The Company is authorized to issue such number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the MindMed Stock Option Plan (the “Stock Option Plan”), together with Common Shares that are issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the Performance and Restricted Share Unit Plan (the “PRSU Plan”) and ESPP. The Option Plan and the PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the Option Plan or the PRSU Plan. With the retirement of the Option Plan and the PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% cap from the Option Plan and PRSU Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2024	4,225,032	$12.35	6.6	$4,147,893
Granted	755,500	6.65
Exercised	(53,541)	4.42
Forfeited	(385,629)	6.75
Expired	(75,531)	17.39
Options outstanding at March 31, 2025	4,465,831	11.88	6.9	1,681,194
Options vested and exercisable at March 31, 2025	1,879,772	$18.52	4.0	$805,673

The expense recognized related to options during the three months ended March 31, 2025 and 2024 was $1.6 million and $1.6 million, respectively.

Restricted Share Units

The following table summarizes the Company's restricted share activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	1,371,266	$6.35
Granted	5,024,500	6.34
Vested and issued	(186,708)	10.76
Cancelled	(260,206)	5.74
Balance at March 31, 2025	5,948,852	$6.23

During the three months ended March 31, 2025, RSUs granted include 3,696,000 performance share units that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of March 31, 2025, the Company has determined that all of these milestones are probable of achievement. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs during the three months ended March 31, 2025 and 2024 was $1.8 million and $2.1 million, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP will commence every six months. During the three months ended March 31, 2025, the Company recognized a nominal amount of expense in relation to its ESPP and issued 34,017 shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,053	$1,455
General and administrative	1,373	2,234
Total	$3,426	$3,689

As of March 31, 2025, there was approximately $12.9 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Option Plan that is expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2025, there was approximately $35.9 million of total unrecognized stock-based compensation expense, related to restricted share units granted to employees under the PRSU Plan that is expected to be recognized over a weighted average period of 3.0 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the MindMed Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the three months ended March 31, 2025 and 2024, compensation expense of a nominal amount and $0.8 million, respectively, was recognized relating to the revaluation of the vested DDSUs, recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the Company did not issue any additional DDSUs. There were 178,697 DDSUs vested as of March 31, 2025. The liability associated with the outstanding vested DDSU’s was $1.1 million as of March 31, 2025, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

To conform with the current year presentation, certain prior year amounts related to DDSUs expense have been reclassified and separately presented from stock-based compensation on the statement of cash flows.

10.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $114.7 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

11.
CREDIT FACILITY

On August 11, 2023 (the “Closing Date”), the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to an aggregate principal amount of $50.0 million in term loans (the “Term Loan”) consisting of a first tranche term loan of $15.0 million funded on the Closing Date, subsequent tranches of term loans totaling $20.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, and an additional tranche term loan of up to $15.0 million upon the Company’s request, subject to the Lenders' review of certain information from the Company and discretionary approval by the Lenders. On the Closing Date, the Company paid a facility fee of $0.3 million to K2HV. The second milestone-based tranche of $10.0 million was funded in the second quarter of 2024.

The Term Loan matures on August 1, 2027, and the Company's obligations under the Loan Agreement are secured by substantially all of the assets of the Company, excluding intellectual property.

The Term Loan bears a variable interest rate equal to the greater of (i) 10.95% and (ii) the sum of (a) the prime rate as reported in The Wall Street Journal plus (b) 2.95%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the Term Loan, subject to certain prepayment notice requirements; provided that such prepayment notice may be conditioned upon the effectiveness of a refinancing or any other transaction, in which case such prepayment notice may be revoked by the Company. Principal payments were postponed from March 2025 to March 2026 as the interest-only extension event per the Loan Agreement was met. Additionally, the Term Loan contains a final payment fee of 6.95% of the original principal amount borrowed due upon the final maturity date or upon prepayment of the Term Loan. As of March 31, 2025, the Company has accrued $0.6 million in relation to this final payment fee.

The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate principal amount of $4.0 million, into the Company’s Common Shares (the “Conversion Shares”), at a conversion price equal to $4.01 per Conversion Share, subject to certain limitations. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s shares and meets the conditions for equity classification. On November 11, 2024, $3.0 million of principal was converted into 748,129 of the Company's Common Shares. As of March 31, 2025, the Company estimated the fair value of the Conversion Shares to be $0.9 million using the Black-Scholes option pricing model.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company's ability to, among other things, dispose of assets; make changes to the Company's business, management, ownership, or business locations; merge or consolidate; incur additional indebtedness, encumbrances, or liens; pay dividends or other distributions or repurchase equity; make investments; and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Company was in compliance with the Loan Agreement as of March 31, 2025. On April 18, 2025, the Company entered into an amendment to the Loan Agreement. See Note 13 for additional information.

The Company recorded $0.6 million in interest expense for the three months ended March 31, 2025.

Future expected repayments of principal amount due on the credit facility as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	12,999
2027	9,001
2028	—
2029	—
Total principal repayments	22,000
Unamortized debt issuance costs	(567)
Accrued final payment fee	603
Total credit facility, non-current, net	$22,036

As of March 31, 2025, the Company estimated the fair value of the credit facility to be $21.9 million, assuming the full $1.0 million of principal is converted into Conversion Shares.

12.
SEGMENT REPORTING

The Company has one reportable segment related to the research and development of the Company’s product candidates.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews the Company’s operations, including reviewing budgets and trial-related data, and decides how to allocate resources and assess performance. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and total assets and the CODM makes decisions using this information on a consolidated basis. The CODM uses consolidated net income or loss as a measure of profit or loss in allocating resources and assessing segment performance. In addition to the expense categories included within net income presented on the Company's Consolidated Statements of Operations and Comprehensive Loss, see below for additional expense details that are routinely reviewed by the CODM:

	Three Months Ended March 31,
	2025	2024
Research and development:
Internal expenses	$7,846	$5,452
External expenses	15,511	6,253
Total	23,357	11,705
General and administrative:
Internal expenses	3,822	5,163
External expenses	4,980	5,336
Total	8,802	10,499
Loss from operations	(32,159)	(22,204)
Total other income/(loss), net	8,811	(32,196)
Net loss	$(23,348)	$(54,400)

13.
SUBSEQUENT EVENTS

On April 18, 2025 (the “Effective Date”), the Borrowers, entered into the First Amendment to the Loan Agreement with K2HV (as amended by the First Amendment, the “Amended Loan Agreement”).

The Amended Loan Agreement provide for, among other things: (i) an aggregate principal amount of term loans (the “Amendment Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the

Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all Term Loans outstanding under the Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of Amendment Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Amendment Term Loans of up to $50.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders, (ii) to the extent any Amendment Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent the Company has achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where the Company’s market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Amendment Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Amendment Term Loans to convert up to $7.0 million of the outstanding Amendment Term Loans into the Company’s common shares (the “Amendment Conversion Shares”), at conversion prices ranging from $4.01 per Amendment Conversion Share to $9.00 per Amendment Conversion Share. The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our 2024 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2024 Annual Report. All amounts are in United States dollars, unless otherwise indicated.

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

Our lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder and major depressive disorder (“MDD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale (“HAM-A”) compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

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

In addition to our Phase 3 clinical program for GAD, we are developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (“MADRS”) score at Week 6 between MM120 ODT 100 µg and placebo. On April 15, 2025, we announced the initiation of Emerge, with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 pivotal trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $23.3 million for the three months ended March 31, 2025, and $54.4 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $422.2 million and an aggregate of $245.5 million of cash, cash equivalents, and investments.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

1. Full trial details and clinicaltrials.gov links available at mindmed.co/clinical-digital-trials/

2. Studies in exploration and/or planning stage.

R(-)-MDMA: rectus-3,4-methylenedioxymethamphetamine

Recent Developments

On April 18, 2025 (the “Effective Date”), we and certain of our subsidiaries party thereto, as co-borrowers (together with us, the “Borrowers”), entered into the First Amendment to that certain Loan and Security Agreement, dated as of August 11, 2023, by and among the Borrowers, the lenders referred to therein (the “Lenders”), K2 HealthVentures LLC, as administrative agent and Canadian collateral agent for the Lenders, and Ankura Trust Company, LLC, as collateral trustee for the Lenders (as amended by the First Amendment, the “Amended Loan Agreement”).

The Amended Loan Agreement provide for, among other things: (i) an aggregate principal amount of term loans (the “Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Term Loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders, (ii) to the extent any Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent we have achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where our market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Term Loans to convert up to $7.0 million of the outstanding Term Loans into our common shares (the “Conversion Shares”), at conversion prices ranging from $4.01 per Conversion Share to $9.00 per Conversion Share. The Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property.

Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Term Loans may not be reborrowed. For additional information, please refer to our Current Report on Form 8-K filed with the SEC on April 21, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$23,357	$11,705	$11,652	100%
General and administrative	8,802	10,499	(1,697)	(16)%
Total operating expenses	32,159	22,204	9,955	45%
Loss from operations	(32,159)	(22,204)	(9,955)	45%
Other income/(expense):
Interest income	2,433	1,656	777	47%
Interest expense	(602)	(434)	(168)	39%
Foreign exchange loss, net	(19)	(525)	506	(96)%
Change in fair value of 2022 USD Financing Warrants	6,999	(32,893)	39,892	(121)%
Total other expense, net	8,811	(32,196)	41,007	(127)%
Net loss	(23,348)	(54,400)	31,052	(57)%

Operating Expenses

Research and Development (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
External costs
MM120 program
MM120 GAD	$10,911	$3,687	$7,224	196%
MM120 MDD	1,758	1	1,757	*
MM120 other	1,469	1,075	394	37%
Total MM120 program	14,138	4,763	9,375	197%
MM402 program	162	383	(221)	(58)%
Preclinical and other programs	1,211	1,107	104	9%
Total external costs	15,511	6,253	9,258	148%
Internal costs	7,846	5,452	2,394	44%
Total research and development expenses	$23,357	$11,705	$11,652	100%

* Represents a change greater than 300%

Research and development expenses increased by $11.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to increases of $9.4 million in expenses related to our MM120 program, an increase of $2.4 million in internal personnel costs as a result of increasing research and development capacities, an increase of $0.1 million in preclinical and other program expenses, partially offset by a decrease of $0.2 million in MM402 program expenses.

General and Administrative

General and administrative expenses decreased by $1.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in stock-based compensation expense.

Other Income (Expense)

Other income/(expense) increased by $41.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by a change in fair value on the 2022 USD Financing Warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity and debt under our Amended Loan Agreement. Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

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

Our cash, cash equivalents, and investments and our working capital at March 31, 2025, were $245.5 million and $191.2 million, respectively. We believe that our cash, cash equivalents, and investments as of March 31, 2025, will be sufficient to fund our operations into 2027 based on our current operating plan. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD.

On March 7, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the offering of 16,666,667 of our common shares, no par value per share ("Common Shares), at an offering price of $6.00 per share, less underwriting discounts and commissions (the "March 2024 Offering").

The net proceeds from the March 2024 Offering were approximately $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Also on March 7, 2024, we entered into a purchase agreement with certain investors, pursuant to which such investors agreed to purchase, and we agreed to sell 12,500,000 Common Shares at a price of $6.00 per share, in a private placement (the "March 2024 Private Placement").

The net proceeds from the March 2024 Private Placement were $70.1 million, after deducting fees and expenses payable.

We intend to use the net proceeds from the March 2024 Offering and the March 2024 Private Placement for (i) the research and development of our product candidates and (ii) working capital and general corporate purposes.

On June 28, 2024, we entered into a sales agreement with Leerink Partners LLC (the "Sales Agreement") to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares (as defined below), through or to the Agent. We also filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares (the “ATM Shares”) to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. The Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

We have no obligation to sell any of the ATM Shares and may, at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

On August 9, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an offering of (i) Common Shares, and (ii) to certain investors, pre-funded warrants to purchase Common Shares (the "August 2024 Offering"). The offering price for the common shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the pre-funded warrants was $6.999 per pre-funded warrant, which represents the per share public offering price for the Common Shares less a $0.001 per share exercise price for each such pre-funded warrant.

The net proceeds from the August 2024 Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We intend to use the net proceeds from the August 2024 Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

On August 11, 2023, we entered into the Loan Agreement. On April 18, 2025, we entered into the Amended Loan Agreement. The Amended Loan Agreement provide for, among other things, an aggregate principal amount of Term Loans of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Term Loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if at all, that will occur. We will continue to require substantial additional capital to develop our product candidates and to fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates. Further, we are subject to all the risks incident in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

•
advance our product candidates through preclinical and clinical development;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
seek to discover and develop additional product candidates;
•
establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our development, manufacturing, and commercialization efforts and our operations as a public company.

We expect our cash and cash equivalents will be sufficient to fund our current operating plans into 2027. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to extend at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(29,419)	$(16,598)
Net cash used in investing activities	(162,458)	—
Net cash provided by financing activities	1,002	169,247
Foreign exchange impact on cash	(12)	(21)
Net (decrease)/increase in cash and cash equivalents	$(190,887)	$152,628

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025 was $29.4 million, which consisted of a net loss of $23.3 million, a net change of $2.5 million in our net operating assets and liabilities, and $3.6 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $7.0 million, offset by share-based compensation expense of $3.4 million.

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

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2025 consisted of purchases of investments of $162.5 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2025, was $1.0 million, which consisted of $0.6 million of proceeds from the exercise of the 2022 USD Financing Warrants, $0.2 million in proceeds from the exercise of options, and $0.2 million in proceeds from the issuance of Common Shares under the ESPP.

Cash provided by financing activities for the three months ended March 31, 2024, was $169.2 million, which consisted of $175.0 million of gross proceeds from the March 2024 Offering and March 2024 Private Placement, $1.7 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the Prior ATM (as defined in Note 7 to our unaudited condensed consolidated financial statements), net of issuance costs, $0.5 million in proceeds from the exercise of options, partially offset by $8.7 million of issuance costs related to the March 2024 Offering and March 2024 Private Placement, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Contractual Obligations and Contingencies

See Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2025, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2024 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, our Chief Executive Officer and Principal Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part Ii - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

During the three months ended March 31, 2025, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.	10-Q	3.2	August 13, 2024	001-40360
10.1*#	Form of Performance Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.
10.2*#	Form of Performance Share Unit Grant Agreement granted as an Inducement Award.
10.3*#	Form of Restricted Share Unit Grant Agreement granted as an Inducement Award.
10.4*#	Form of Option Agreement granted as an Inducement Award.
10.5*#	Executive Employment Agreement, dated as of March 17, 2025, between Mind Medicine (MindMed) Inc. and Matthew T. Wiley.
10.6†

First Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Mind Medicine (MindMed) Inc., certain of its subsidiaries party thereto, K2 HealthVentures LLC and Ankura Trust Company, LLC.

		8-K	10.1*	April 21, 2025	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ These certifications are being furnished herewith solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mind Medicine (Mindmed) Inc,

Date: May 8, 2025	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Carrie F. Liao
Carrie F. Liao, CPA
Principal Financial Officer and Chief Accounting Officer