Form 10-Q
period 2025-06-30
Mind Medicine (MindMed) Inc.
filed 2025-07-31
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025 the registrant had 76,087,943 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), and MM402, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”);
•
our reliance on the success of our investigational MM120 product candidate;
•
our expectations regarding our cash runway;
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for MM120 orally disintegrating tablet (“ODT”) in generalized anxiety disorder (“GAD”);
•
the protocol and timing of availability of data from our ongoing Phase 3 clinical program for MM120 ODT in major depressive disorder (“MDD”);
•
the timing, scope or likelihood of regulatory filings and approvals and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
•
our expectations regarding the size of the eligible patient populations for our lead product candidates, if approved and commercialized;
•
our ability to identify third-party treatment sites to conduct our trials and our ability to identify and train appropriate qualified healthcare practitioners to administer our treatments;
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
•
legislative and regulatory developments in the United States, including individual states, the UK, the European Union and other jurisdictions, including decisions by the U.S. Drug Enforcement Administration and states to reschedule any of our product candidates, if approved, containing Schedule I controlled substances, before they may be legally marketed in the U.S.;
•
the effectiveness of our internal control over financial reporting;
•
actions of activist shareholders against us that have previously been and could be disruptive and costly and may result in litigation and have an adverse effect on our business and stock price;

•
the impact of adverse global economic conditions, including trade policies, public health crises, geopolitical conflicts, fluctuations in interest rates, supply-chain disruptions and inflation, on our financial condition and operations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,392	$273,741
Short-term investments	149,601	—
Prepaid and other current assets	6,143	7,879
Total current assets	189,136	281,620
Long-term investments	54,863	—
Goodwill	19,918	19,918
Other non-current assets	1,174	613
Total assets	$265,091	$302,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,216	$2,010
Accrued expenses	14,797	12,829
2022 USD Financing Warrants	18,944	24,010
Total current liabilities	37,957	38,849
Credit facility, long-term	41,191	21,854
Other non-current liabilities	543	—
Total liabilities	79,691	60,703

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of June 30, 2025 and December 31, 2024; 75,803,251 and 75,100,763 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	649,564	639,508
Accumulated other comprehensive income	807	819
Accumulated deficit	(464,971)	(398,879)
Total shareholders' equity	185,400	241,448
Total liabilities and shareholders' equity	$265,091	$302,151

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Operating expenses:
Research and development	$29,809	$14,645	$53,166	$26,350
General and administrative	11,094	9,813	19,896	20,312
Total operating expenses	40,903	24,458	73,062	46,662
Loss from operations	(40,903)	(24,458)	(73,062)	(46,662)
Other income/(expense):
Interest income	2,774	3,116	5,207	4,772
Interest expense	(2,338)	(466)	(2,940)	(900)
Foreign exchange loss, net	(49)	(32)	(68)	(557)
Change in fair value of 2022 USD Financing Warrants	(2,228)	13,445	4,771	(19,448)
Gain on extinguishment of contribution payable	—	2,541	—	2,541
Total other income/(expense)	(1,841)	18,604	6,970	(13,592)
Net loss	(42,744)	(5,854)	(66,092)	(60,254)
Other comprehensive loss
Unrealized gain on investments	36	—	46	—
Gain/(loss) on foreign currency translation	(31)	(3)	(58)	490
Comprehensive loss	$(42,739)	$(5,857)	$(66,104)	$(59,764)
Net loss per common share, basic	$(0.50)	$(0.08)	$(0.78)	$(1.01)
Net loss per common share, diluted	$(0.50)	$(0.26)	$(0.81)	$(1.01)
Weighted-average common shares, basic	85,347,677	71,912,323	85,208,539	59,886,540
Weighted-average common shares, diluted	85,347,677	75,304,101	87,099,006	59,886,540

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Shares
(in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total

Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under employee share purchase plan ("ESPP")	34,017	—	186	—	—	186
Issuance of common shares upon settlement of restricted share unit ("RSU") awards	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806
Issuance of common shares upon settlement of RSU awards	229,587	—	—	—	—	—
Stock-based compensation expense	—	—	5,253	—	—	5,253
Exercise of stock options, net of shares withheld for exercise and tax	62,289	—	80	—	—	80
Net loss and comprehensive loss	—	—	—	5	(42,744)	(42,739)
Balance, June 30, 2025	75,803,251	$—	$649,564	$807	$(464,971)	$185,400

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares, net of share issuance costs	29,338,553	—	164,298	—	—	164,298
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	204,968	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	400,000	—	3,369	—	—	3,369
Stock-based compensation expense	—	—	3,689	—	—	3,689
Exercise of stock options	118,896	—	530	—	—	530
Net loss and comprehensive loss	—	—	—	493	(54,400)	(53,907)
Balance, March 31, 2024	71,163,720	$—	$539,823	$836	$(344,600)	$196,059
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	239,834	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	642,523	—	6,306	—	—	6,306
Stock-based compensation expense	—	—	5,430	—	—	5,430
Exercise of stock options	28,999	—	109	—	—	109
Net loss and comprehensive loss	—	—	—	(3)	(5,854)	(5,857)
Balance, June 30, 2024	72,075,076	$—	$551,668	$833	$(350,454)	$202,047

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025		2024
Cash flows from operating activities
Net loss	$(66,092)		$(60,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,679		9,119
Change in fair value on directors' deferred share units ("DDSU")	152		579
Amortization of intangible assets	—		527
Change in fair value of the 2022 USD Financing Warrants	(4,771)		19,448
Gain on extinguishment of contribution payable	—		(2,541)
Accretion of discounts and premiums on investments, net	(2,422)		—
Unrealized foreign exchange	1		510
Other non-cash adjustments	(193)		152
Changes in operating assets and liabilities:
Prepaid and other current assets	1,736		(1,019)
Other noncurrent assets	2		90
Accounts payable	2,206		(1,453)
Accrued expenses	1,679		(1,713)
Other liabilities, long-term	5		(32)
Net cash used in operating activities	(59,018)		(36,587)
Cash flows from investing activities
Purchases of investments	(235,746)		—
Maturity of investments	33,750		—
Net cash used in investing activities	(201,996)		—
Cash flows from financing activities
Proceeds from credit facility	42,000	(1)	10,000
Repayment of credit facility	(22,000)	(1)	—
Payment of credit facility issuance costs	(447)		(128)
Proceeds from the Offering and Private Placement	—		175,000
Payment of issuance costs from the Offering and Private Placement	—		(10,807)
Proceeds from the 2022 ATM net of issuance costs	—		984
Payment of deferred financing fees related to 2024 ATM	—		(30)
Proceeds from exercise of 2022 USD Financing Warrants	579		4,431
Proceeds from exercise of options	334		639
Proceeds from issuance of common shares under ESPP	186		—
Withholding taxes paid on vested RSUs	—		(54)
Net cash provided by financing activities	20,652		180,035
Effect of exchange rate changes on cash	13		(20)
Net (decrease)/increase in cash and cash equivalents	(240,349)		143,428
Cash and cash equivalents, beginning of period	273,741		99,704
Cash and cash equivalents, end of period	$33,392		$243,132

(1)
As discussed in Note 11, Credit Facility, the Amended Loan Agreement (as defined herein) executed on April 18, 2025 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement from K2 HealthVentures LLC.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$3,187	$873
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	295	5,244
Lease liabilities arising from obtaining right-of-use assets	586	—
Withholding taxes payable on option exercises	17	—
Unpaid issuance costs for the Offering and Private Placement	—	253
Deferred financing fees related to 2024 ATM included in accrued expenses	—	400
Reclass of deferred financing fees to additional paid-in capital	—	332

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

MindMed is a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company’s mission is to be the global leader in the development and delivery of treatments for brain health disorders that unlock new opportunities to improve patient outcomes. The Company is developing a pipeline of innovative product candidates targeting neurotransmitter pathways that play key roles in brain health. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including MM120 and MM402, the Company’s lead product candidates.

Liquidity

As of June 30, 2025, the Company had an accumulated deficit of $465.0 million. Through June 30, 2025, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”) and warrants to purchase Common Shares, and the Company’s credit facility.

As the Company continues its expansion, it may seek additional financing and/or strategic investments; however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern. Management believes that it has sufficient cash, cash equivalents and investments to fund operations through at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of June 30, 2025, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $29.9 million as of June 30, 2025, and $271.5 million as of December 31, 2024.

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities within 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities greater than 12 months at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The fair value of the Company's short-term investments and long-term investments were $149.6 million and $54.9 million, respectively, as of June 30, 2025. The Company had no short-term or long-term investments as of December 31, 2024.

Net Loss per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common shareholders, basic	$(42,744)	$(5,854)	$(66,092)	$(60,254)
Change in fair value of the 2022 USD Financing Warrants	—	(13,445)	(4,771)	—
Net loss attributable to common shareholders, diluted	$(42,744)	$(19,299)	$(70,863)	$(60,254)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	9,753,775	—	9,753,775	—
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	75,593,902	71,912,323	75,454,764	59,886,540
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	85,347,677	71,912,323	85,208,539	59,886,540
Incremental shares from 2022 USD Financing Warrants	—	3,391,778	1,890,467	—
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	85,347,677	75,304,101	87,099,006	59,886,540

Net loss per share:
Basic	$(0.50)	$(0.08)	$(0.78)	$(1.01)
Diluted	$(0.50)	$(0.26)	$(0.81)	$(1.01)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2022 USD Financing Warrants	4,949,954	—	—	5,989,300
Stock options	5,148,374	3,532,174	5,148,374	3,532,174
RSUs	5,960,422	1,740,809	5,960,422	1,740,809
Conversion Shares	1,010,059	997,506	1,010,059	997,506
Estimated ESPP awards	27,333	—	27,333	—
Total	17,096,142	6,270,489	12,146,188	12,259,789

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Short-term:
U.S. treasury securities	$5,989	$—	$—	$5,989
U.S. agency bonds	143,673	5	(66)	143,612
Total	$149,662	$5	$(66)	$149,601

Long-term:
U.S. agency bonds	$54,756	$113	$(6)	$54,863
Total	$54,756	$113	$(6)	$54,863

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of June 30, 2025. The Company held no available-for-sale investments as of December 31, 2024.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands), and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short-term or long-term based on maturity and anticipated realization dates.

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$29,895	$—	$—	$29,895
U.S. treasury securities	5,989	—	—	5,989
U.S. agency bonds	—	198,475	—	198,475
Total	$35,884	$198,475	$—	$234,359
Financial liabilities:
DDSU Liability	$1,300	$—	$—	$1,300
2022 USD Financing Warrant Liability	—	—	18,944	18,944
Total	$1,300	$—	$18,944	$20,244
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$271,537	$—	$—	$271,537
Financial liabilities:
DDSU Liability	$1,148	$—	$—	$1,148
2022 USD Financing Warrant Liability	—	—	24,010	$24,010
Total	$1,148	$—	$24,010	$25,158

There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2025 and the year ended December 31, 2024.

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

	As of June 30, 2025	As of December 31, 2024
Share price	$6.49	$6.96
Expected volatility	80.55%	90.70%
Risk-free rate	3.68%	4.18%
Expected life	2.25 years	2.75 years

5.
GOODWILL

During the six months ended June 30, 2025, the Company has made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the three and six months ended June 30, 2025 and 2024, respectively.

6.
ACCRUED EXPENSES

At June 30, 2025 and December 31, 2024, accrued expenses consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued compensation	$5,181	$6,405
Accrued clinical trial costs	5,501	4,332
Accrued other research and development costs	1,768	841
Professional services	1,885	973
Other accruals	462	278
Total	$14,797	$12,829

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of June 30, 2025, the Company had 75,803,251 Common Shares issued and outstanding.

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

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement for a new at-the-market offering program (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of June 30, 2025.

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

The March 2024 Offering and the March 2024 Private Placement closed on March 11, 2024.

August 2024 Offering

On August 9, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “August 2024 Offering”) of (i) 9,285,511 Common Shares (the “Shares”), and (ii) to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,428,775 Common Shares (the "Pre-Funded Warrant Shares"). The offering price for the Shares was $7.00 per share, less underwriting discounts and commissions. The offering price for the Pre-Funded Warrants was $6.999 per Pre-Funded Warrant, less underwriting discounts and commissions, which represents the per share public offering price for the Shares less a $0.001 per share exercise price for each such Pre-Funded Warrant.

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the six months ended June 30, 2025.

2022 USD Financing Warrants
Balance at December 31, 2024	5,086,300
Issued	—
Exercised	(136,346)
Expired	—
Balance at June 30, 2025	4,949,954

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the six months ended June 30, 2025 (in thousands):

As of June 30, 2025
Balance at December 31, 2024	$24,010
Warrant exercise	(295)
Change in fair value of the warrant liability	(4,771)
Balance at June 30, 2025	$18,944

9.
STOCK-BASED COMPENSATION

Prior to March 14, 2025, the Company was authorized to issue such number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the MindMed Stock Option Plan (the “Stock Option Plan”), together with Common Shares that were issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the MindMed Performance and Restricted Share Unit Plan (the “PRSU Plan”) and ESPP. The Stock Option Plan and the PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the Stock Option Plan or the PRSU Plan. With the retirement of the Stock Option Plan and the PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% cap from the Stock Option Plan and PRSU Plan.

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), consisting of (a) 4,500,000 Common Shares reserved for issuance under the 2025 Plan, and (b) a maximum of 9,318,090 Common Shares (the “Outstanding Award Shares”) consisting of (i) an aggregate of 3,500,979 Common Shares that were subject to outstanding option awards under the Stock Option Plan and (ii) an aggregate of 5,817,111 Common Shares subject to outstanding restricted stock unit ("RSU") awards and performance share unit ("PSU") awards under the PRSU Plan. The Outstanding Award Shares will become available for issuance under the 2025 Plan if and as such awards under the Stock Option Plan and the PRSU are forfeited or otherwise terminated. As of June 30, 2025, 375,935 stock options and no RSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). All such inducement grants are granted outside of the Company’s equity incentive plans and are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the six months ended June 30, 2025, the Company issued inducement grants consisting of 1,242,550 stock options and 250,000 PSUs. As of June 30, 2025, there were an aggregate of 2,142,900 inducement awards outstanding consisting of (i) 1,832,900 stock options, (ii) 60,000 RSUs and (iii) 250,000 PSUs.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2024	4,225,032	$12.35	6.6	$4,147,893
Granted	1,935,035	6.95
Exercised	(256,549)	4.80
Forfeited	(497,570)	6.80
Expired	(257,574)	17.99
Options outstanding at June 30, 2025	5,148,374	$10.95	7.7	2,527,876
Options vested and exercisable at June 30, 2025	1,649,250	$19.42	4.3	$1,042,567

The expense recognized related to options during the three months ended June 30, 2025 and 2024 was $1.6 million and $2.7 million, respectively, and $3.2 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

Restricted Share Units

The following table summarizes the Company's RSU activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	1,371,266	$6.35
Granted	5,274,500	6.38
Vested	(416,295)	8.76
Cancelled	(269,049)	5.64
Balance at June 30, 2025	5,960,422	$6.24

During the six months ended June 30, 2025, RSUs granted include 1,973,000 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of June 30, 2025, the Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 3,946,000, which is included in "Granted" in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs during the three months ended June 30, 2025 and 2024 was $3.6 million and $2.7 million, respectively, and $5.4 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP will commence automatically every six months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the six months ended June 30, 2025, the Company recognized $0.1 million of expense in relation to its ESPP and issued 34,017 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,301	$2,182	$4,354	$3,637
General and administrative	2,952	3,248	4,325	5,482
Total	$5,253	$5,430	$8,679	$9,119

As of June 30, 2025, there was approximately $17.2 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees under the Stock Option Plan that is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2025, there was approximately $34.1 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the PRSU Plan that is expected to be recognized over a weighted average period of 2.8 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the MindMed Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For both the three and six months ended June 30, 2025, $0.2 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2024, a decrease of $0.2 million in stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs. For the six months ended June 30, 2024, $0.6 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs.

During the six months ended June 30, 2025, the Company did not issue any additional DDSUs. There were 190,917 DDSUs vested as of June 30, 2025. The liability associated with the outstanding vested DDSU’s was $1.3 million as of June 30, 2025, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

To conform with the current year presentation, certain prior year amounts related to DDSUs expense have been reclassified and separately presented from stock-based compensation on the statement of cash flows.

10.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $113.9 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

During April 2022, the Company entered into a 3-year operating lease for office space located in North Carolina with an expiration date of September 30, 2025. Total lease payments under the lease amounted to approximately $0.2 million. In June 2025, the Company amended the lease. The lease amendment extends the lease term from September 30, 2025 to February 1, 2031, and grants the Company additional space. The Company has rent abatement for the first 5 months of the new lease amendment. Total lease payments under the amended lease are expected to amount to approximately $0.9 million. In June 2025, a right-of-use asset and corresponding lease liability for $0.6 million were recorded on the accompanying condensed consolidated balance sheet. The right-of-use asset is recorded in other non-current assets in the accompanying condensed consolidated balance sheet. The current portion of the lease liability is recorded in accrued expenses and the noncurrent portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheet. The incremental borrowing rate utilized in the determination of the lease liability was 10.25%.

11.
CREDIT FACILITY

On August 11, 2023, the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders.

On April 18, 2025 (the “Effective Date”), the Borrowers, entered into the First Amendment to the Loan Agreement with K2HV (as amended by the First Amendment, the “Amended Loan Agreement”).

The Amended Loan Agreement provides for, among other things: (i) an aggregate principal amount of term loans (the “Amendment Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all Term Loans outstanding under the Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans, (B) subsequent tranches of Amendment Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Amendment Term Loans of up to $50.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders, (ii) to the extent any Amendment Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent the Company has achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where the Company’s market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Amendment Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Amendment Term Loans to convert up to $7.0 million of the outstanding Amendment Term Loans into the Company’s common shares (the “Amendment Conversion Shares”), at conversion prices ranging from $4.01 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of June 30, 2025.

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 470-50, Debt Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification and no gain or loss was recognized. Transaction costs incurred from or paid on behalf of K2HV of approximately $0.4 million were capitalized as a deferred debt discount and will be amortized over the term of the Amended Loan Agreement. Transaction costs incurred with third parties directly relating to the Amended Loan Agreement were expensed as incurred.

The Company recorded $2.3 million and $2.9 million in interest expense for the three and six months ended June 30, 2025, respectively. These amounts included a $1.7 million final payment in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans.

Future expected repayments of principal amount due on the credit facility as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	13,016
2028	21,292
2029	7,692
Total principal repayments	42,000
Unamortized debt issuance costs	(940)
Accrued final payment fee	131
Total credit facility, non-current, net	$41,191

As of June 30, 2025, the Company estimated the fair value of the credit facility to be $42.2 million, assuming $1.0 million of principal (the amount of conversion shares in-the-money as of June 30, 2025) is converted into Conversion Shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development:
Internal expenses	$7,751	$6,295	$15,597	$11,747
External expenses	22,058	8,350	37,569	14,603
Total	29,809	14,645	53,166	26,350
General and administrative:
Internal expenses	5,514	5,467	9,336	10,630
External expenses	5,580	4,346	10,560	9,682
Total	11,094	9,813	19,896	20,312
Loss from operations	(40,903)	(24,458)	(73,062)	(46,662)
Total other income/(expense), net	(1,841)	18,604	6,970	(13,592)
Net loss	$(42,744)	$(5,854)	$(66,092)	$(60,254)

13.
SUBSEQUENT EVENTS

On July 22, 2025, under the terms of the Amended Loan Agreement, K2HV converted $1.0 million of principal into 249,377 of Common Shares. K2HV may convert up to an additional $6.0 million of principal into Common Shares at conversion prices ranging from $7.02 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

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

Our first lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder ("GAD") and major depressive disorder (“MDD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale (“HAM-A”) compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12.

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

In addition to our Phase 3 clinical program for GAD, we are developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (“MADRS”) score at Week 6 between MM120 ODT 100 µg and placebo. On April 15, 2025, we announced the initiation of Emerge, with an anticipated topline readout (Part A results) in the second half of 2026. We expect to conduct a second Phase 3 pivotal trial in MDD, with the trial design and timing to be informed by the progress from Emerge and additional regulatory discussions.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $42.7 million and $66.1 million for the three and six months ended June 30, 2025, and $5.9 million and $60.3 million for the three and six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $465.0 million and an aggregate of $237.9 million of cash, cash equivalents and investments.

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

The Amended Loan Agreement provides for, among other things: (i) an aggregate principal amount of term loans (the “Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Term Loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders, (ii) to the extent any Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent we have achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where our market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Term Loans to convert up to $7.0 million of the outstanding Term Loans into our common shares (the “Conversion Shares”), at conversion prices ranging from $4.01 per Conversion Share to $9.00 per Conversion Share.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the clinical development of our product candidates and other preclinical programs in GAD, MDD, ASD and other potential or future indications, including initiating additional clinical trials.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$29,809	$14,645	$53,166	$26,350
General and administrative	11,094	9,813	19,896	20,312
Total operating expenses	40,903	24,458	73,062	46,662
Loss from operations	(40,903)	(24,458)	(73,062)	(46,662)
Other income/(expense):
Interest income	2,774	3,116	5,207	4,772
Interest expense	(2,338)	(466)	(2,940)	(900)
Foreign exchange loss, net	(49)	(32)	(68)	(557)
Change in fair value of 2022 USD Financing Warrants	(2,228)	13,445	4,771	(19,448)
Gain on extinguishment of contribution payable	—	2,541	—	2,541
Total other income (expense)	(1,841)	18,604	6,970	(13,592)
Net loss	$(42,744)	$(5,854)	$(66,092)	$(60,254)

Operating Expenses

Research and Development (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External costs
MM120 program
MM120 GAD	$16,880	$4,149	$27,791	$7,836
MM120 MDD	2,020	—	3,778	1
MM120 other*	1,709	1,955	3,178	3,030
Total MM120 program	20,609	6,104	34,747	10,867
MM402 program	745	1,787	907	2,170
Preclinical and other programs	704	459	1,915	1,566
Total external costs	22,058	8,350	37,569	14,603
Internal costs	7,751	6,295	15,597	11,747
Total research and development expenses	$29,809	$14,645	$53,166	$26,350

* MM120 other consists of expenses that support the broader MM120 program, including nonclinical studies and consulting expenses.

Research and development expenses of $29.8 million for the three months ended June 30, 2025 increased by $15.2 million, or 104%, compared to $14.6 million for the three months ended June 30, 2024. The increase was primarily due to increases of $14.5 million in expenses related to our MM120 program, an increase of $1.5 million in internal personnel costs as a result of increasing research and development capacities, an increase of $0.2 million in preclinical and other program expenses, partially offset by a decrease of $1.0 million in MM402 program expenses.

Research and development expenses of $53.2 million for the six months ended June 30, 2025 increased by $26.8 million, or 102%, compared to $26.4 million for the six months ended June 30, 2024. The increase was primarily due to increases of $23.9 million in expenses related to our MM120 program, an increase of $3.9 million in internal personnel costs as a result of increasing research and development capacities, an increase of $0.3 million in expenses related to preclinical activities, partially offset by a decrease of $1.3 million in expenses related to our MM402 program.

General and Administrative

General and administrative expenses of $11.1 million for the three months ended June 30, 2025 increased by $1.3 million, or 13%, compared to $9.8 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in personnel-related expenses related to additional headcount.

General and administrative expenses of $19.9 million for the six months ended June 30, 2025 decreased by $0.4 million, or 2%, compared to $20.3 million for the six months ended June 30, 2024. The decrease was primarily attributable to additional allocations of general and administrative expenses to research and development.

Other Income (Expense)

Other expense of $1.8 million for the three months ended June 30, 2025 decreased by $20.4 million compared to other income of $18.6 million for the three months ended June 30, 2024. The decrease was primarily driven by a change in fair value on the 2022 USD Financing Warrants and increased interest expense which included the final payment of $1.7 million in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans.

Other income of $7.0 million for the six months ended June 30, 2025, increased by $20.6 million compared to other expense of $13.6 million for the six months ended June 30, 2024. The increase was primarily driven by a change in fair value on the 2022 USD

Financing Warrants, which was partially offset by the gain on extinguishment of contribution payable in 2024 and increased interest expense in 2025.

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

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities. We have not earned any revenue or reached commercialization of any of our product candidates. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our product candidates, if approved. There can be no assurance that we will be successful in continuing to finance our operations.

Our cash, cash equivalents, and investments and our working capital at June 30, 2025, were $237.9 million and $151.2 million, respectively. Based on our current operating plan and anticipated R&D milestones, we believe that our cash, cash equivalents and investments as of June 30, 2025 will be sufficient to fund our operations into 2027 and at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD.

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

We intend to use the net proceeds from the August 2024 Offering to fund the research and development of our product candidates and for working capital and general corporate purposes.

On August 11, 2023, we entered into the Loan Agreement. On April 18, 2025, we entered into the Amended Loan Agreement. The Amended Loan Agreement provides for, among other things, an aggregate principal amount of Term Loans of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans, (B) subsequent tranches of Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Term Loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

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

Based on our current operating plan and anticipated R&D milestones, we believe that our cash, cash equivalents and investments as of June 30, 2025 will be sufficient to fund our operations into 2027 and at least 12 months beyond the first Phase 3 topline data readout for MM120 in GAD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(59,018)	$(36,587)
Net cash used in investing activities	(201,996)	—
Net cash provided by financing activities	20,652	180,035
Foreign exchange impact on cash	13	(20)
Net (decrease)/increase in cash and cash equivalents	$(240,349)	$143,428

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025 was $59.0 million, which consisted of a net loss of $66.1 million, offset by a net change of $5.6 million in our net operating assets and liabilities, and $1.5 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $4.8 million, accretion of discounts and premiums on investments, net of $2.4 million, offset by share-based compensation expense of $8.7 million.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2025 consisted of purchases of investments of $235.7 million, offset by maturities of investments of $33.8 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2025, was $20.7 million, which consisted of $20.0 million in net proceeds from the Amended Loan Agreement, $0.6 million of proceeds from the exercise of the 2022 USD Financing Warrants, $0.3 million in proceeds from the exercise of options, $0.2 million in proceeds from the issuance of Common Shares under the ESPP, partially offset by $0.4 million of Amended Loan Agreement issuance costs.

Cash provided by financing activities for the six months ended June 30, 2024 was $180.0 million, which consisted of $175.0 million of gross proceeds from the March Offering and Private Placement, $10.0 million proceeds from the Amended Loan Agreement, $4.4 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the Prior ATM, net of issuance costs, $0.6 million in proceeds from the exercise of options, partially offset by $10.8 million of issuance costs related to the March Offering and Private Placement, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Contractual Obligations and Contingencies

See Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2025, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements in the 2024 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2025, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of certain working capital restrictions, including limitations upon the payment of dividends, see the description of our Amended Loan Agreement in Note 11 to our unaudited interim condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) except as follows:

On May 29, 2025, Matt Wiley, our Chief Commercial Officer, and on May 30, 2025, Brandi Roberts, our Chief Financial Officer, each entered into a sell-to-cover arrangements intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of Common Shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting RSUs and the related issuance of Common Shares. The amount of Common Shares to be sold to satisfy the Company’s tax withholding obligations under this arrangement is dependent on future events which cannot be known at this time, including the future trading price of Company Common Shares. The expiration date relating to each arrangement is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting RSUs and each officer’s respective termination of service.

Barrow Executive Employment Agreement

On July 30, 2025, following the approval of the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company (the “Board”), the Company entered into a new Executive Employment Agreement with Robert Barrow, our Chief Executive Officer and a director (the “Barrow Agreement”). The Barrow Agreement supersedes the Executive Employment Agreement, dated November 9, 2022, between the Company and Mr. Barrow.

Under the terms of the Barrow Agreement, Mr. Barrow's annual base salary is $655,000 and Mr. Barrow is eligible for a discretionary annual cash bonus with a target of 50% (the “Annual Bonus”) of Mr. Barrow’s then-current base salary (the “CEO Target Amount”). Under the Barrow Agreement, Mr. Barrow’s eligibility for the Annual Bonus will be based upon the Board's assessment of the attainment of individual and corporate performance goals as determined by the Board in its sole discretion.

Pursuant to the terms of the Barrow Agreement, Mr. Barrow’s employment is at will and may be terminated at any time by the Company or Mr. Barrow. If Mr. Barrow’s employment is terminated by the Company without Cause (as defined in the Barrow Agreement) or if Mr. Barrow resigns for Good Reason (as defined in the Barrow Agreement) in either case not within 12 months following the effective date of a Change in Control (as defined in the Mind Medicine (MindMed) Inc. Stock Option Plan (the "Stock Option Plan")), then Mr. Barrow would be eligible to receive the following severance benefits, less applicable withholdings and deductions (the “Non-CIC Severance Benefits”):

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

Under the Barrow Agreement, if Mr. Barrow’s employment is terminated by the Company without Cause or if Mr. Barrow resigns for Good Reason, in either case within 12 months following the effective date of a Change in Control, then Mr. Barrow would be entitled to the following severance benefits, less applicable withholdings and deductions (the “CIC Severance Benefits,” together with the Non-CIC Severance Benefits, the “Severance Benefits”):

•
payment of his then-current base salary in accordance with normal payroll procedures for 24 months;
•
payment or reimbursement of continued health coverage for Mr. Barrow and his dependents under COBRA for up to 24 months;
•
if the termination or resignation occurs after the completion of the Company’s fiscal year, but before any bonuses are paid, (a) a lump sum cash payment of 100% of the CEO Target Amount for the year in which the termination occurs and (b) an amount equal to the CEO Target Amount prorated for the portion of the year in which Mr. Barrow is employed; and
•
the vesting and exercisability of all outstanding equity awards held by Mr. Barrow immediately prior to the termination date that are subject to time-based vesting requirements (if any) will be accelerated in full.

Payment of the Severance Benefits is subject to Mr. Barrow signing and delivering to the Company a separation agreement containing a general release of claims in favor of the Company. Under the Barrow Agreement, if Mr. Barrow’s employment is terminated for Cause or Mr. Barrow resigns without Good Reason, Mr. Barrow will not receive any Severance Benefits.

Karlin Executive Employment Agreement

On July 30, 2025, following the approval of the Compensation Committee, the Company entered into a new Executive Employment Agreement with Daniel Karlin, M.D., our Chief Medical Officer (the “Karlin Agreement”). The Karlin Agreement supersedes the Executive Employment Agreement, dated November 9, 2022, between the Company and Dr. Karln.

The Karlin Agreement is substantially similar to the Barrow Agreement, except that:

•
Dr. Karlin’s base salary is $510,000;
•
Dr. Karlin’s annual target for his annual bonus is 40% of his then-current base salary;
•
if Dr. Karlin’s employment is terminated by the Company without Cause (as defined in the Karlin Agreement) or Dr. Karlin resigns for Good Reason (as defined in the Karlin Agreement), in either case not within 12 months following the effective date of a Change in Control (as defined in the Stock Option Plan), then Dr. Karlin is entitled to receive the same Non-CIC Severance Benefits as Mr. Barrow, but Dr. Karlin will receive payment of his then-current base salary for nine months and payment or reimbursement of continued health coverage for Dr. Karlin and his dependents under COBRA for up to nine months; and
•
if Dr. Karlin’s employment is terminated by the Company without Cause or Dr. Karlin resigns for Good Reason, in either case within 12 months following the effective date of a Change in Control, then Dr. Karlin is entitled to receive the same CIC Severance Benefits as Mr. Barrow, but Dr. Karlin will receive payment of his then-current base salary for 12 months and payment or reimbursement of continued health coverage for Dr. Karlin and his dependents under COBRA for up to 12 months.

Sullivan Executive Employment Agreement

On July 30, 2025, following the approval of the Compensation Committee, the Company entered into a new Executive Employment Agreement with Mark R. Sullivan, our Chief Legal Officer and Corporate Secretary (the “Sullivan Agreement,” together with the Barrow Agreement and the Karlin Agreement, the "Employment Agreements"). The Sullivan Agreement supersedes the Executive Employment Agreement, dated April 13, 2023, between the Company and Mr. Sullivan.

Mr. Sullivan’s Employment Agreement is substantially similar to the Karlin Agreement, except that Mr. Sullivan’s base salary is $485,000.

The foregoing descriptions of the Employment Agreements are not complete and are qualified in their entirety by reference to the Employment Agreements, which are filed as exhibits 10.6, 10.7 and 10.8 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.	10-Q	3.2	August 13, 2024	001-40360
10.1*#	Executive Employment Agreement, effective as of May 27, 2025, between Mind Medicine (MindMed) Inc. and Brandi L.Roberts.
10.2†

First Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Mind Medicine (MindMed) Inc., certain of its subsidiaries party thereto, K2 HealthVentures LLC and Ankura Trust Company, LLC.

		8-K	10.1*	April 21, 2025	001-40360
10.3#	Mind Medicine (MindMed) Inc. 2025 Equity Incentive Plan.	8-K	10.1	June 16, 2025	001-40360
10.4#	Form of Stock Option Award Agreement to Mind Medicine (MindMed) Inc. 2025 Equity Incentive Plan.	S-8	99.2	June 20, 2025	333-288186
10.5#	Form of Restricted Share Unit Award Agreement to Mind Medicine (MindMed) Inc. 2025 Equity Incentive Plan.	S-8	99.3	June 20, 2025	333-288186
10.6*#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Robert Barrow.
10.7*#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Daniel Karlin, M.D.
10.8*#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Mark R.Sullivan.
10.9*#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Matt Wiley.
10.10*#	Form of Option Agreement granted as an Inducement Award.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mind Medicine (MindMed) Inc.

Date: July 31, 2025	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: July 31, 2025	By:	/s/ Brandi L. Roberts
Brandi L. Roberts, CPA
Chief Financial Officer