Form 10-Q
period 2025-09-30
Mind Medicine (MindMed) Inc.
filed 2025-11-06
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025 the registrant had 98,509,279 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for MM120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), and MM402, a proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”);
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

•
actions of activist shareholders against us that have previously been and could be disruptive and costly and may result in litigation and have an adverse effect on our business and share price;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,959	$273,741
Short-term investments	189,111	—
Prepaid and other current assets	6,778	7,879
Total current assets	215,848	281,620
Goodwill	19,918	19,918
Other non-current assets	1,150	613
Total assets	$236,916	$302,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,113	$2,010
Accrued expenses	19,028	12,829
2022 USD Financing Warrants	38,275	24,010
Total current liabilities	65,416	38,849
Credit facility, long-term	40,385	21,854
Other non-current liabilities	519	—
Total liabilities	106,320	60,703

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of September 30, 2025 and December 31, 2024; 76,774,057 and 75,100,763 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	661,831	639,508
Accumulated other comprehensive income	1,001	819
Accumulated deficit	(532,236)	(398,879)
Total shareholders' equity	130,596	241,448
Total liabilities and shareholders' equity	$236,916	$302,151

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Operating expenses:
Research and development	$30,978	$17,188	$84,144	$43,538
General and administrative	14,691	7,604	34,587	27,916
Total operating expenses	45,669	24,792	118,731	71,454
Loss from operations	(45,669)	(24,792)	(118,731)	(71,454)
Other income/(expense):
Interest income	2,262	3,507	7,469	8,279
Interest expense	(1,274)	(727)	(4,214)	(1,627)
Foreign exchange loss, net	(39)	(32)	(107)	(589)
Change in fair value of 2022 USD Financing Warrants	(22,545)	8,360	(17,774)	(11,088)
Gain on extinguishment of contribution payable	—	—	—	2,541
Total other income/(expense)	(21,596)	11,108	(14,626)	(2,484)
Net loss	(67,265)	(13,684)	(133,357)	(73,938)
Other comprehensive loss
Unrealized gain on investments	196	—	242	—
Gain/(loss) on foreign currency translation	(2)	(12)	(60)	478
Comprehensive loss	$(67,071)	$(13,696)	$(133,175)	$(73,460)
Net loss per common share, basic	$(0.78)	$(0.18)	$(1.56)	$(1.12)
Net loss per common share, diluted	$(0.78)	$(0.27)	$(1.56)	$(1.12)
Weighted-average common shares, basic	85,885,516	77,909,441	85,436,678	65,938,025
Weighted-average common shares, diluted	85,885,516	80,238,688	85,436,678	65,938,025

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Shares
(in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under employee share purchase plan ("ESPP")	34,017	—	186	—	—	186
Issuance of common shares upon settlement of restricted share unit ("RSU") awards	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806
Issuance of common shares upon settlement of RSU awards	229,587	—	—	—	—	—
Stock-based compensation expense	—	—	5,253	—	—	5,253
Exercise of stock options, net of shares withheld for exercise and tax	62,289	—	80	—	—	80
Net loss and comprehensive loss	—	—	—	5	(42,744)	(42,739)
Balance, June 30, 2025	75,803,251	$—	$649,564	$807	$(464,971)	$185,400
Issuance of common shares under ESPP	32,148	—	$226	—	—	226
Issuance of common shares upon settlement of RSU awards	221,863	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	450,000	—	5,127	—	—	5,127
Issuance of common shares upon conversion of loan principal	249,377	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	5,816	—	—	5,816
Exercise of stock options, net of shares withheld for exercise and tax	17,418	—	98	—	—	98
Net loss and comprehensive loss	—	—	—	194	(67,265)	(67,071)
Balance, September 30, 2025	76,774,057	$—	$661,831	$1,001	$(532,236)	$130,596

Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares, net of share issuance costs	29,338,553	—	164,298	—	—	164,298
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	204,968	—	(54)	—	—	(54)
Exercise of 2022 USD Financing Warrants	400,000	—	3,369	—	—	3,369
Stock-based compensation expense	—	—	3,689	—	—	3,689
Exercise of stock options	118,896	—	530	—	—	530
Net loss and comprehensive loss	—	—	—	493	(54,400)	(53,907)
Balance, March 31, 2024	71,163,720	$—	$539,823	$836	$(344,600)	$196,059
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	239,834	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	642,523	—	6,306	—	—	6,306
Stock-based compensation expense	—	—	5,430	—	—	5,430
Exercise of stock options	28,999	—	109	—	—	109
Net loss and comprehensive loss	—	—	—	(3)	(5,854)	(5,857)
Balance, June 30, 2024	72,075,076	$—	$551,668	$833	$(350,454)	$202,047
Issuance of common shares, net of share issuance costs	9,285,511	—	69,969	—	—	69,969
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	205,999	—	—	—	—	—
Stock-based compensation expense	—	—	3,841	—	—	3,841
Exercise of stock options, net of shares withheld for tax	23,905	—	32	—	—	32
Net loss and comprehensive loss	—	—	—	(12)	(13,684)	(13,696)
Balance, September 30, 2024	81,590,491	$—	$625,510	$821	$(364,138)	$262,193

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025		2024
Cash flows from operating activities
Net loss	$(133,357)		$(73,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,495		12,960
Change in fair value on directors' deferred share units ("DDSU")	1,044		508
Amortization of intangible assets	—		527
Change in fair value of the 2022 USD Financing Warrants	17,774		11,088
Gain on extinguishment of contribution payable	—		(2,541)
Accretion of discounts and premiums on investments, net	(2,279)		—
Unrealized foreign exchange	—		509
Other non-cash adjustments	14		228
Changes in operating assets and liabilities:
Prepaid and other current assets	2,590		(532)
Other noncurrent assets	13		115
Accounts payable	6,103		(1,987)
Accrued expenses	5,035		(683)
Other liabilities, long-term	(17)		(32)
Net cash used in operating activities	(88,585)		(53,778)
Cash flows from investing activities
Purchases of investments	(262,340)		—
Maturity of investments	75,750		—
Net cash used in investing activities	(186,590)		—
Cash flows from financing activities
Proceeds from credit facility	42,000	(1)	10,000
Repayment of credit facility	(22,000)	(1)	—
Payment of credit facility issuance costs	(447)		(128)
Proceeds from the Offerings and Private Placement	—		249,999
Payment of issuance costs from the Offerings and Private Placement	—		(16,090)
Proceeds from the 2022 ATM net of issuance costs	—		984
Payment of deferred financing fees related to 2024 ATM	—		(424)
Proceeds from exercise of 2022 USD Financing Warrants	1,004		4,431
Proceeds from exercise of options	432		671
Proceeds from issuance of common shares under ESPP	412		—
Withholding taxes paid on vested RSUs	—		(54)
Net cash provided by financing activities	21,401		249,389
Effect of exchange rate changes on cash	(8)		(31)
Net (decrease)/increase in cash and cash equivalents	(253,782)		195,580
Cash and cash equivalents, beginning of period	273,741		99,704
Cash and cash equivalents, end of period	$19,959		$295,284

(1)
As discussed in Note 11, Credit Facility, the Amended Loan Agreement (as defined herein) with K2 HealthVentures LLC executed on April 18, 2025 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement (as defined herein) from K2 HealthVentures LLC.

Mind Medicine (MindMed) Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$4,646	$1,541
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	3,509	5,244
Proceeds from exercise of 2022 USD Financing Warrants in prepaid and other current assets	1,488	—
Issuance of common shares upon conversion of loan principal	1,000	—
Lease liabilities arising from obtaining right-of-use assets	586	—
Withholding taxes payable on option exercises	17	—
Deferred financing fees related to 2024 ATM included in accrued expenses	—	6
Reclass of deferred financing fees to additional paid-in capital	—	332

See accompanying notes to unaudited condensed consolidated financial statements.

Mind Medicine (MindMed) Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
DESCRIPTION OF THE BUSINESS

Mind Medicine (MindMed) Inc. (the “Company” or “MindMed”) is incorporated under the laws of the Province of British Columbia. Its wholly owned subsidiaries, Mind Medicine, Inc. (“MindMed US”), HealthMode, Inc., MindMed Pty Ltd., and MindMed GmbH are incorporated in Delaware, Delaware, Australia and Switzerland, respectively. MindMed US was incorporated on May 30, 2019.

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

Liquidity

As of September 30, 2025, the Company had an accumulated deficit of $532.2 million. Through September 30, 2025, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”) and warrants to purchase Common Shares, and the Company’s credit facility.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of September 30, 2025, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and federally insured financial institution. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $15.6 million as of September 30, 2025, and $271.5 million as of December 31, 2024.

Short-Term Investments

All investments are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited balance sheets. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss).

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The fair value of the Company's investments was $189.1 million as of September 30, 2025. The Company had no investments as of December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common shareholders, basic	$(67,265)	$(13,684)	$(133,357)	$(73,938)
Change in fair value of the 2022 USD Financing Warrants	—	(8,360)	—	—
Net loss attributable to common shareholders, diluted	$(67,265)	$(22,044)	$(133,357)	$(73,938)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	9,753,775	823,099	9,753,775	276,369
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	76,131,741	77,086,342	75,682,903	65,661,656
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	85,885,516	77,909,441	85,436,678	65,938,025
Incremental shares from 2022 USD Financing Warrants	—	2,329,247	—	—
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	85,885,516	80,238,688	85,436,678	65,938,025

Net loss per share:
Basic	$(0.78)	$(0.18)	$(1.56)	$(1.12)
Diluted	$(0.78)	$(0.27)	$(1.56)	$(1.12)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2022 USD Financing Warrants	4,499,954	—	4,499,954	5,989,300
Stock options	5,904,191	3,698,252	5,904,191	3,698,252
RSUs	5,791,996	1,552,862	5,791,996	1,552,862
Conversion Shares	760,683	997,506	760,683	997,506
Estimated ESPP shares	47,602	37,370	47,602	37,370
Total	17,004,426	6,285,990	17,004,426	12,275,290

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	188,868	251	(8)	189,111
Total	$188,868	$251	$(8)	$189,111

The following table summarizes the maturities of the Company's investments at September 30, 2025:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$152,236	$152,327
Due in one to two years	29,619	29,730
Due in two to three years	7,013	7,054
Total	$188,868	$189,111

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of September 30, 2025. The Company held no available-for-sale investments as of December 31, 2024.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$15,634	$—	$—	$15,634
U.S. agency bonds	—	189,111	—	189,111
Total	$15,634	$189,111	$—	$204,745
Financial liabilities:
DDSU Liability	$2,192	$—	$—	$2,192
2022 USD Financing Warrant Liability	—	—	38,275	38,275
Total	$2,192	$—	$38,275	$40,467

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$271,537	$—	$—	$271,537
Financial liabilities:
DDSU Liability	$1,148	$—	$—	$1,148
2022 USD Financing Warrant Liability	—	—	24,010	$24,010
Total	$1,148	$—	$24,010	$25,158

There were no transfers into or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2025 and the year ended December 31, 2024.

The Company issued liability-classified warrants to purchase Common Shares in its underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants”). The warrant liability is measured at fair value on a recurring basis and is classified as Level 3 in the fair value hierarchy. Its fair value is determined using the Black-Scholes option pricing model using the following assumptions:

	As of September 30, 2025	As of December 31, 2024
Share price	$11.79	$6.96
Expected volatility	82.42%	90.70%
Risk-free rate	3.57%	4.18%
Expected life	2.00 years	2.75 years

5.
GOODWILL

During the nine months ended September 30, 2025, the Company had made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the three and nine months ended September 30, 2025 and 2024, respectively.

6.
ACCRUED EXPENSES

At September 30, 2025 and December 31, 2024, accrued expenses consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued compensation	$7,332	$6,405
Accrued clinical trial costs	8,209	4,332
Accrued other research and development costs	1,301	841
Professional services	1,688	973
Other accruals	498	278
Total	$19,028	$12,829

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of September 30, 2025, the Company had 76,774,057 Common Shares issued and outstanding.

At-The-Market Facilities

On May 4, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”), as well as an accompanying prospectus supplement (the “Prior ATM Prospectus”). In connection with the filing of the 2022 Registration Statement and Prior ATM Prospectus, the Company also entered into a sales agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. as sales agents (together, the “Prior Sales Agents”), pursuant to which the Company was able to issue and sell Common Shares for an aggregate offering price of up to $100.0 million under an at-the-market offering program (the “Prior ATM”). During the nine months ended September 30, 2024, the Company sold 171,886 Common Shares for net proceeds of $0.7 million under the Prior ATM. As of March 7, 2024, the Company had raised an aggregate of $40.9 million under the Prior ATM and had the remaining availability of $59.1 million. On March 7, 2024, the Company announced that it had delivered written notice to the Prior Sales Agents that it was suspending and terminating the Prior ATM Prospectus. On May 28, 2024, the Company delivered written notice to the Prior Sales Agents that it was terminating the Prior Sales Agreement.

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement for a new at-the-market offering program (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its

Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of September 30, 2025.

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

The Company is using the net proceeds from the March 2024 Offering and the March 2024 Private Placement for the research and development of the Company’s product candidates and working capital and general corporate purposes.

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

The Company is using the net proceeds from the August 2024 Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

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

October 2025 Offering

Subsequent to the quarter ended September 30, 2025, on October 29, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (the “Underwriters”), in connection with an underwritten public offering (the “October 2025 Offering”) of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the Underwriters in full on October 30, 2025.

The gross proceeds to the Company from the October 2025 Offering, including the full exercise by the Underwriters of their option to purchase additional Common Shares, were approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The October 2025 Offering closed on October 31, 2025.

The Company intends to use the net proceeds from the October 2025 Offering to fund the research and development of its product candidates and working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire additional businesses or compounds that the Company believe are complementary to its own, although the Company has no current plans, commitments or agreements with respect to any future acquisitions.

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the nine months ended September 30, 2025.

2022 USD Financing Warrants
Balance at December 31, 2024	5,086,300
Issued	—
Exercised	(586,346)
Expired	—
Balance at September 30, 2025	4,499,954

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the nine months ended September 30, 2025 (in thousands):

As of September 30, 2025
Balance at December 31, 2024	$24,010
Warrant exercise	(3,509)
Change in fair value of the warrant liability	17,774
Balance at September 30, 2025	$38,275

9.
STOCK-BASED COMPENSATION

Prior to March 14, 2025, the Company was authorized to issue a number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the MindMed Stock Option Plan (the “Stock Option Plan”), together with Common Shares that were issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the MindMed Performance and Restricted Share Unit Plan (the “PRSU Plan”) and ESPP. The Stock Option Plan and the PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the Stock Option Plan or the PRSU Plan. With the retirement of the Stock Option Plan and the PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% cap from the Stock Option Plan and PRSU Plan.

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), consisting of (a) 4,500,000 Common Shares reserved for issuance under the 2025 Plan, and (b) a maximum of 9,318,090 Common Shares (the “Outstanding Award Shares”) consisting of (i) an aggregate of 3,500,979 Common Shares that were subject to outstanding option awards under the Stock Option Plan and (ii) an aggregate of 5,817,111 Common Shares subject to outstanding restricted stock unit ("RSU") awards and performance share unit ("PSU") awards under the PRSU Plan. The Outstanding Award Shares will become available for issuance under the 2025 Plan if and as such awards under the Stock Option Plan and the PRSU are forfeited or otherwise terminated. As of September 30, 2025, 375,935 stock options and no RSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). All such inducement grants are granted outside of the Company’s equity incentive plans and are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the nine months ended September 30, 2025, the Company issued inducement grants consisting of 2,025,950 stock options and 284,500 PSUs. As of September 30, 2025, there were an aggregate of 3,071,450 inducement awards outstanding consisting of (i) 2,726,950 stock options, (ii) 60,000 RSUs and (iii) 284,500 PSUs.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2024	4,225,032	$12.35	6.6	$4,147,893
Granted	2,718,435	7.66
Exercised	(273,967)	4.85
Forfeited	(501,252)	6.78
Expired	(264,057)	17.81
Options outstanding at September 30, 2025	5,904,191	$10.76	7.7	$23,631,942
Options vested and exercisable at September 30, 2025	1,887,821	$18.06	4.6	$5,456,817

The expense recognized related to options during the three months ended September 30, 2025 and 2024 was $2.2 million and $1.9 million, respectively, and $5.4 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Restricted Share Units

The following table summarizes the Company's RSU activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	1,371,266	$6.35
Granted	5,343,500	6.43
Vested	(638,158)	8.07
Cancelled	(284,612)	5.61
Balance at September 30, 2025	5,791,996	$6.27

During the nine months ended September 30, 2025, RSUs granted include 2,007,500 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of September 30, 2025, the Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 4,015,000 PSUs, which is included in "Granted" in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs during the three months ended September 30, 2025 and 2024 was $3.5 million and $2.0 million, respectively, and $8.9 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP will commence automatically every nine months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the nine months ended September 30, 2025, the Company recognized $0.2 million of expense in relation to its ESPP and issued 66,165 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,226	$1,110	$6,580	$4,747
General and administrative	3,590	2,731	7,915	8,213
Total	$5,816	$3,841	$14,495	$12,960

As of September 30, 2025, there was approximately $20.6 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees and directors under the Stock Option Plan that is expected to be recognized over a weighted average period of 3.1 years. As of September 30, 2025, there was approximately $31.2 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the PRSU Plan that is expected to be recognized over a weighted average period of 2.6 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the MindMed Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the three and nine months ended September 30, 2025, $0.9 million and $1.0 million, respectively, of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024, a decrease of $0.1 million in stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs. For the nine months ended September 30, 2024, $0.5 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs.

During the nine months ended September 30, 2025, the Company did not issue any additional DDSUs. There were 195,743 DDSUs vested as of September 30, 2025. The liability associated with the outstanding vested DDSU’s was $2.2 million as of September 30, 2025, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

To conform with the current year presentation, certain prior year amounts related to DDSUs expense have been reclassified and separately presented from stock-based compensation on the statement of cash flows.

10.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $105.1 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

During April 2022, the Company entered into a three-year operating lease for office space located in North Carolina with an expiration date of September 30, 2025. Total lease payments under the lease amounted to approximately $0.2 million. In June 2025, the Company amended the lease. The lease amendment extends the lease term from September 30, 2025 to February 1, 2031, and grants the Company additional space. The Company has rent abatement for the first 5 months of the new lease amendment. Total lease payments under the amended lease are expected to amount to approximately $0.9 million. In June 2025, a right-of-use asset and corresponding lease liability for $0.6 million were recorded on the accompanying condensed consolidated balance sheet. The right-of-use asset is recorded in other non-current assets in the accompanying condensed consolidated balance sheet. The current portion of the lease liability is recorded in accrued expenses and the noncurrent portion is recorded in other non-current liabilities in the accompanying condensed consolidated balance sheet. The incremental borrowing rate utilized in the determination of the lease liability was 10.25%.

11.
CREDIT FACILITY

On August 11, 2023, the Company and certain of its subsidiaries party thereto, as co-borrowers (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the "Lenders"), and Ankura Trust Company, LLC, as collateral trustee for the Lenders, providing for an aggregate principal amount of term loans of up to $50.0 million (the “Term Loans”).

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

On July 22, 2025, under the terms of the Amended Loan Agreement, K2HV converted $1.0 million of the outstanding Amendment Term Loans into 249,377 Common Shares. As of September 30, 2025, K2HV may convert up to an additional $6.0 million of the outstanding Amendment Term Loans into Common Shares at conversion prices ranging from $7.02 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of September 30, 2025.

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

The Company recorded $1.3 million and $4.2 million in interest expense for the three and nine months ended September 30, 2025, respectively. The expense for the nine months ended September 30, 2025 included a $1.7 million final payment in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans.

Future expected repayments of the principal amount due on the credit facility as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	12,706
2028	20,785
2029	7,508
Total principal repayments	40,999
Unamortized debt issuance costs	(877)
Accrued final payment fee	263
Total credit facility, non-current, net	$40,385

As of September 30, 2025, the Company estimated the fair value of the credit facility to be $47.2 million, assuming $6.0 million of principal (the amount of Conversion Shares in-the-money as of September 30, 2025) is converted into Conversion Shares.

12. SEGMENT REPORTING

The Company has one reportable segment related to the research and development of the Company’s product candidates.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, reviews the Company’s operations, including reviewing budgets and trial-related data, and decides how to allocate resources and assess performance. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and total assets and the CODM makes decisions using this information on a consolidated basis. The CODM uses consolidated net income or loss as a measure of profit or loss in allocating resources and assessing segment performance. In addition to the expense categories included within net income presented on the Company's unaudited condensed consolidated statements of operations and comprehensive loss, see below for additional expense details that are routinely reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development:
Internal expenses	$8,291	$5,754	$23,888	$17,501
External expenses	22,687	11,434	60,256	26,037
Total	30,978	17,188	84,144	43,538
General and administrative:
Internal expenses	6,702	3,719	16,038	14,350
External expenses	7,989	3,885	18,549	13,566
Total	14,691	7,604	34,587	27,916
Loss from operations	(45,669)	(24,792)	(118,731)	(71,454)
Total other income/(expense), net	(21,596)	11,108	(14,626)	(2,484)
Net loss	$(67,265)	$(13,684)	$(133,357)	$(73,938)

13. SUBSEQUENT EVENTS

In October 2025, the Company raised gross proceeds of $258.9 million in a follow-on public offering. For additional information, see Note 7.

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

Our first lead product candidate, MM120, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of generalized anxiety disorder ("GAD") and major depressive disorder (“MDD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of MM120 for the treatment of GAD. The trial met its primary endpoint, with MM120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale (“HAM-A”) compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted breakthrough designation to our MM120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of MM120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. In September 2025, we announced that the full results from our Phase 2b clinical trial of MM120 in GAD had been published in the Journal of the American Medical Association.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of MM120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for MM120 orally disintegrating tablet (“ODT”) is expected to consist of two clinical trials: the Voyage study (MM120-300) and the Panorama study (MM120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). We expect both trials will utilize an adaptive trial design with a blinded interim sample size re-estimation, allowing for an increase in sample size by up to 50% in each trial in the case of certain parameters. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between MM120 ODT 100 µg and placebo. On December 16, 2024, we announced the initiation of Voyage, with an anticipated topline readout (Part A results) in the first half of 2026. On January 30, 2025, we announced the initiation of Panorama, with an anticipated topline readout (Part A results) in the second half of 2026. Both trials are subject to ongoing regulatory review and discussions, which could result in changes to trial design.

In addition to our Phase 3 clinical program for GAD, we are developing MM120 ODT for the treatment of MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for MM120 ODT in MDD and the trial design for our planned Emerge study (MM120-310), which like our pivotal trials in GAD, will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of MM120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT, subject to certain conditions for treatment eligibility. Emerge is anticipated to enroll at least 140 participants (randomized 1:1 to receive MM120 ODT 100 µg or placebo). The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (“MADRS”) score at Week 6 between MM120 ODT 100 µg and placebo. On April 15, 2025, we announced the initiation of Emerge, with an anticipated topline readout (Part A results) in mid-2026.

We anticipate initiating a second Phase 3 clinical trial of MM120 ODT in MDD, Ascend (MM120-311), in mid-2026. Ascend is expected to have a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of MM120 ODT versus placebo (Part A); and Part B, which includes a 40-week extension period during which participants will be eligible for open-label treatment with MM120 ODT. Ascend is anticipated to enroll at least 175 participants (randomized 2:1:2 to receive MM120 ODT 100 µg, MM120 ODT 50 µg or placebo). The primary endpoint is expected to remain the change from baseline in MADRS score at Week 6 between MM120 ODT 100 µg and placebo.

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

We anticipate initiating a Phase 2a trial of MM402 in ASD in the fourth quarter of 2025. This study is expected to be a single-dose, open-label study to assess early signals of efficacy of MM402 in treating core socialization and communication symptoms in adults with ASD. This study is anticipated to enroll up to 20 participants. The objectives and endpoints of the study are designed to characterize the pharmacodynamics and clinical effects of MM402 in adults with ASD, including on multiple functional biomarkers.

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

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $67.3 million and $133.4 million for the three and nine months ended September 30, 2025, and $13.7 million and $73.9 million for the three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $532.2 million and an aggregate of $209.1 million of cash, cash equivalents and investments.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

1. Full trial details and clinicaltrials.gov links available at mindmed.co/clinical-digital-trials/

2. Studies in exploration and/or planning stage.

LSD: lysergide; R(-)-MDMA: rectus-3,4-methylenedioxymethamphetamine

Recent Developments

October 2025 Offering

On October 29, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (the “Underwriters”), in connection with an underwritten public offering (the “October 2025 Offering”) of 18,375,000 of our common shares, without par value (“Common Shares”), at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the Underwriters in full on October 30, 2025.

The gross proceeds to us from the October 2025 Offering, including the full exercise by the Underwriters of their option to purchase additional Common Shares, was approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The October 2025 Offering closed on October 31, 2025.

 We intend to use the net proceeds from the October 2025 Offering to fund the research and development of our product candidates and working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire additional businesses or compounds that we believe are complementary to our own, although we have no current plans, commitments or agreements with respect to any future acquisitions.

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

We may also incur in-process research and development expenses when we acquire or in-license assets from other parties. Technology acquisitions are expensed or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. Acquired in-process research and development costs that have no alternative future use are immediately expensed.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$30,978	$17,188	$84,144	$43,538
General and administrative	14,691	7,604	34,587	27,916
Total operating expenses	45,669	24,792	118,731	71,454
Loss from operations	(45,669)	(24,792)	(118,731)	(71,454)
Other income/(expense):
Interest income	2,262	3,507	7,469	8,279
Interest expense	(1,274)	(727)	(4,214)	(1,627)
Foreign exchange loss, net	(39)	(32)	(107)	(589)
Change in fair value of 2022 USD Financing Warrants	(22,545)	8,360	(17,774)	(11,088)
Gain on extinguishment of contribution payable	—	—	—	2,541
Total other income/(expense)	(21,596)	11,108	(14,626)	(2,484)
Net loss	$(67,265)	$(13,684)	$(133,357)	$(73,938)

Operating Expenses

Research and Development (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External costs
MM120 program
MM120 GAD	$16,219	$7,850	$44,010	$15,686
MM120 MDD	3,466	546	7,244	547
MM120 other*	1,723	1,306	4,901	4,336
Total MM120 program	21,408	9,702	56,155	20,569
MM402 program	619	1,230	1,526	3,400
Preclinical and other programs	660	502	2,575	2,068
Total external costs	22,687	11,434	60,256	26,037
Internal costs	8,291	5,754	23,888	17,501
Total research and development expenses	$30,978	$17,188	$84,144	$43,538

* MM120 other consists of expenses that support the broader MM120 program, including nonclinical studies and consulting expenses.

Research and development expenses of $31.0 million for the three months ended September 30, 2025 increased by $13.8 million, or 80%, compared to $17.2 million for the three months ended September 30, 2024. The increase was primarily due to an increase of $11.7 million in expenses related to our MM120 program, an increase of $2.5 million in internal personnel costs as a result of increasing research and development capabilities, an increase of $0.2 million in preclinical and other program expenses, partially offset by a decrease of $0.6 million in MM402 program expenses.

Research and development expenses of $84.1 million for the nine months ended September 30, 2025 increased by $40.6 million, or 93%, compared to $43.5 million for the nine months ended September 30, 2024. The increase was primarily due to an increase of $35.6 million in expenses related to our MM120 program, an increase of $6.4 million in internal personnel costs as a result of increasing research and development capabilities, an increase of $0.5 million in expenses related to preclinical activities, partially offset by a decrease of $1.9 million in expenses related to our MM402 program.

General and Administrative

General and administrative expenses of $14.7 million for the three months ended September 30, 2025 increased by $7.1 million, or 93%, compared to $7.6 million for the three months ended September 30, 2024. The increase was primarily due to an increase of $3.0 million in personnel-related expenses, an increase of $2.0 million in commercial-preparedness related expenses, an increase of $1.6 million in corporate and government affairs expenses and an increase of $0.5 million in other miscellaneous administrative expenses.

General and administrative expenses of $34.6 million for the nine months ended September 30, 2025 increased by $6.7 million, or 24%, compared to $27.9 million for the nine months ended September 30, 2024. The increase was primarily due to an increase of $2.8 million in corporate affairs expenses, an increase of $2.1 million in commercial-preparedness related expenses, an increase of $1.7 million in personnel-related expenses and an increase of $0.7 million in other miscellaneous administrative expenses, offset by a decrease of $0.6 million in legal related expenses.

Other Income (Expense)

Other expense for the three months ended September 30, 2025 was $21.6 million, and other income for the three months ended September 30, 2024 was $11.1 million. The variance was primarily driven by a change in fair value of $30.9 million on the warrants to purchase Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “ 2022 USD Financing Warrants") due primarily to an increase in the Company's share price from June 30, 2025 to September 30, 2025.

Other expense for the nine months ended September 30, 2025 was $14.6 million, and other expense for the nine months ended September 30, 2024 was $2.5 million. The variance was primarily driven by a change in fair value of $6.7 million on the 2022 USD

Financing Warrants, increased interest expense of $2.6 million, and the impact from the $2.5 million gain on extinguishment of contribution payable in 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity and debt under our Amended Loan Agreement (as defined below). Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

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

Our cash, cash equivalents and investments and our working capital at September 30, 2025, were $209.1 million and $150.4 million, respectively. Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of September 30, 2025, along with the net proceeds of $242.8 million raised in the October 2025 Offering, will be sufficient to fund our operations into 2028.

On March 7, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the offering of 16,666,667 of our Common Shares, at an offering price of $6.00 per share, less underwriting discounts and commissions (the "March 2024 Offering").

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

We are using the net proceeds from the March 2024 Offering and the March 2024 Private Placement for the research and development of our product candidates and working capital and general corporate purposes.

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

We have no obligation to sell any of the ATM Shares and may, at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. We have not sold any Common Shares under the 2024 ATM as of September 30, 2025.

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

We are using the net proceeds from the August 2024 Offering to fund the research and development of our product candidates and for working capital and general corporate purposes.

On October 29, 2025, we entered into the Underwriting Agreement with the Underwriters, in connection with the October 2025 Offering of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the Underwriters in full on October 30, 2025.

The gross proceeds to us from the October 2025 Offering, including the full exercise by the Underwriters of their option to purchase additional Common Shares, were approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The October 2025 Offering closed on October 31, 2025.

 We intend to use the net proceeds from the October 2025 Offering to fund the research and development of our product candidates and working capital and general corporate purposes. We may also use a portion of the net proceeds to invest in or acquire additional businesses or compounds that we believe are complementary to our own, although we have no current plans, commitments or agreements with respect to any future acquisitions.

On August 11, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, together with any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders, providing for an aggregate principal amount of term loans of up to $50.0 million (the “Term Loans”).. On April 18, 2025 (the “Effective Date”), we entered into the First Amendment to the Loan Agreement with K2HV (as amended by the First Amendment, the “Amended Loan Agreement”). The Amended Loan Agreement provides for, among other things, an aggregate principal amount of term loans of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of term loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of term loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if it will occur at all. We will continue to require substantial additional capital to develop our product candidates and to fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates. Further, we are subject to all the risks incidental to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

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

Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of September 30, 2025, along with the net proceeds of $242.8 million raised in our October 2025 Offering, will be sufficient to fund our operations into 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(88,585)	$(53,778)
Net cash used in investing activities	(186,590)	—
Net cash provided by financing activities	21,401	249,389
Foreign exchange impact on cash	(8)	(31)
Net (decrease)/increase in cash and cash equivalents	$(253,782)	$195,580

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025 was $88.6 million, which consisted of a net loss of $133.4 million, offset by a net change of $13.7 million in our net operating assets and liabilities, and $31.1 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $17.8 million, share-based compensation expense of $14.5 million, change in fair value of DDSU of $1.0 million, offset by accretion of discounts and premiums on investments, net of $2.3 million.

Cash used in operating activities for the nine months ended September 30, 2024 was $53.8 million, which consisted of a net loss of $73.9 million and a net change of $3.1 million in our net operating assets and liabilities, partially offset by $23.3 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $11.1 million, share-based compensation of $13.0 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million, change in fair value of DDSU of $0.5 million, partially offset by a gain on extinguishment of the contribution payable of $2.5 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2025 consisted of purchases of investments of $262.3 million, offset by maturities of investments of $75.7 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2025, was $21.4 million, which consisted of $20.0 million in net proceeds from the Amended Loan Agreement, $1.0 million of proceeds from the exercise of the 2022 USD Financing Warrants, $0.4 million in proceeds from the exercise of options, $0.4 million in proceeds from the issuance of Common Shares under the Employee Share Purchase Plan, partially offset by $0.4 million of Amended Loan Agreement issuance costs.

Cash provided by financing activities for the nine months ended September 30, 2024 was $249.4 million, which consisted of $175.0 million of gross proceeds from the March 2024 Offering and March 2024 Private Placement, $75.0 million in proceeds from the August 2024 Offering, $10.0 million proceeds from our credit facility, $4.4 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the 2022 ATM, net of issuance costs, and $0.7 million in proceeds from the exercise of options, partially offset by $11.1 million of issuance costs related to the March 2024 Offering and March 2024 Private Placement, $5.0 million of issuance costs related to the August 2024 Offering, $0.4 million payment of deferred financing fees related to the 2024 ATM, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

Contractual Obligations and Contingencies

See Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2025, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements in the 2024 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to our tax expense or effective income tax rate given our valuation allowance position.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2025, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Mind Medicine (MindMed) Inc., effective as of June 30, 2022.	10-K	3.1	March 9, 2023	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of July 30, 2024.	10-Q	3.2	August 13, 2024	001-40360
10.1*#	Form of PSU Agreement granted as an Inducement Award
10.2#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Robert Barrow.	10.Q	10.6	July 31, 2025	001-40360
10.3#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Daniel Karlin, M.D.	10-Q	10.7	July 31, 2025	001-40360
10.4#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Mark R. Sullivan.	10.Q	10.8	July 31, 2025	001-40360
10.5#	Executive Employment Agreement, effective July 30, 2025, between Mind Medicine (MindMed) Inc. and Matt Wiley.	10-Q	10.9	July 31, 2025	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mind Medicine (MindMed) Inc.

Date: November 6, 2025	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Brandi L. Roberts
Brandi L. Roberts, CPA
Chief Financial Officer