Form 10-K
period 2025-12-31
Definium Therapeutics, Inc.
filed 2026-02-26
CIK 1813814

sign

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40360

Definium Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	98-1582438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center, Suite 8500 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 220-6633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value per share	DFTX	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2025, the aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant was $487.7 million based on the closing price of the Registrant's common shares, as reported by the Nasdaq Stock Market, on such date.

The number of the Registrant’s common shares outstanding as of February 19, 2026 was 99,698,129.

DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

TABLE OF CONTENTS

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “Definium,” “we,” “us,” and “our” refer to Definium Therapeutics, Inc. (formerly Mind Medicine (MindMed) Inc.) and its consolidated subsidiaries.

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

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for DT120 (previously referred to as MM120), a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), DT402 (previously referred to as MM402), also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”);
•
our reliance on the success of our investigational DT120 product candidate;
•
our expectations regarding our cash runway;
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for DT120 orally disintegrating tablet ("ODT") in generalized anxiety disorder (“GAD”);
•
the timing of the initiation of our second Phase 3 clinical trial of DT120 ODT in major depressive disorder ("MDD"), and the protocol and availability of data from our entire Phase 3 clinical program for DT120 ODT in MDD;
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
•
our ability to explore business development opportunities through acquisitions, partnerships, co-development deals and/or licensing deals to add future product candidates and technologies to our portfolio;
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
•
legislative and regulatory developments in the United States, including individual states, the United Kingdom ("UK"), the European Union and other jurisdictions, including decisions by the U.S. Drug Enforcement Administration (“DEA”) and states to reschedule any of our lead product candidates, if approved, containing Schedule I controlled substances, before they may be legally marketed in the U.S.;
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

You should not rely on forward-looking statements as predictions of future events. The results, events and circumstances reflected in forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. Management’s beliefs and assumptions, including the non-occurrence of the risks and uncertainties described in this Annual Report or other significant events occurring outside of our normal course of business, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements may turn out to be inaccurate. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report.

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

We may announce material business and financial information to our investors using our investor relations website (https://ir.definiumtx.com/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission and Canadian securities regulators, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Annual Report.

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
•
We currently rely on qualified HCPs working at third-party clinical trial sites to administer our product candidates in our clinical trials and we expect this to continue upon approval, if any, of DT120, DT402 or any other product candidates. If third-party sites fail to recruit and retain a sufficient number of HCPs or effectively oversee their HCPs, our business, financial condition and results of operations would be materially harmed.
•
We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates on our own or with suitable collaborators.
•
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
•
We rely on third parties to supply and manufacture DT120 ODT, DT402 and our other product candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing our product candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any product candidates, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.
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

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. We are developing a pipeline of innovative product candidates targeting neurotransmitter pathways that play key roles in brain health disorders. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including DT120 (previously referred to as MM120), and DT402 (previously referred to as MM402), our lead product candidates.

Our first lead product candidate, DT120 ODT, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of adults with generalized anxiety disorder and major depressive disorder. In December 2023, we announced positive topline results from our Phase 2b clinical trial of DT120 for the treatment of GAD. The trial met its primary endpoint, with DT120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough designation to our DT120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of DT120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. In September 2025, we announced that the full results from our Phase 2b clinical trial of DT120 in GAD had been published in the Journal of the American Medical Association.

In June 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of DT120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for DT120 ODT is expected to consist of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive DT120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). Both trials use an adaptive trial design with a blinded interim sample size re-estimation (“SSRE”), allowing for an increase in sample size by up to 50% in each trial depending on the observed values for certain nuisance parameters. The SSRE for Voyage has been completed and it was determined that no increase in the sample size of the trial is required. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between DT120 ODT 100 µg and placebo. In December 2024, we announced the initiation of Voyage, and we anticipate a topline readout (Part A results) in early third quarter 2026. In January 2025, we announced the initiation of Panorama, with an anticipated topline readout (Part A results) in the second half of 2026.

In addition to our Phase 3 clinical program for GAD, we are developing DT120 ODT for the treatment of adults with MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for DT120 ODT in MDD and the trial design for the Emerge study (DT120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Emerge is fully enrolled with 149 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale ("MADRS") score at Week 6 between DT120 ODT 100 µg and placebo. In April 2025, we announced the initiation of Emerge, and we anticipate a topline readout (Part A results) in late second quarter 2026.

We activated initial sites in our second Phase 3 clinical trial of DT120 ODT in MDD, Ascend (DT120-311), in the first quarter of 2026 and we expect to dose our first patient in this trial by early second quarter 2026. Ascend has a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of DT120 ODT versus placebo (Part A); and Part B, which includes a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT. Ascend is anticipated to enroll approximately 175 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo.

Our second lead product candidate, DT402 (previously referred to as MM402), also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine (“MDMA”), which we are developing for the treatment of adults with autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of DT402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of DT402.

We initiated a Phase 2a trial of DT402 in ASD in the fourth quarter of 2025. This study is a single-dose, open-label study to assess early signals of efficacy of DT402 in treating core socialization and communication symptoms in adults with ASD. This study is anticipated to enroll up to 20 participants. The objectives and endpoints of the study are designed to characterize the pharmacodynamics and clinical effects of DT402 in adults with ASD, including on multiple functional biomarkers. We anticipate initial data from our Phase 2a study in 2026.

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

On January 9, 2026, we changed our corporate name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. On January 12, 2026, we changed the name of our wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc. ("Definium US"). In connection with our rebrand, we began trading on Nasdaq under the symbol “DFTX” on January 15, 2026.

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, Definium US, was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through Definium US.

Our Strategy

Our mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. We intend to accomplish our mission by leading in psychedelic research and development, commercialization and patient access, with a focus on completing our Phase 3 clinical trials of DT120 ODT in GAD and MDD. Key elements of our strategy are to:

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
•
evaluate the market potential and regulatory pathways for our product candidates in the UK, European Union (the “EU”), and other countries or regions outside the United States, and determine the best strategic and business opportunities to advance our product candidates in these markets;
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

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

1.Formerly known as MM120; USAN: lysergide tartrate.

2.Formerly known as MM402.

3.Full trial details and clinicaltrials.gov links available at definiumtx.com/clinical-digital-trials/

4.Studies in exploration and/or planning stage.

ODT: orally disintegrating tablet; R(-)-MDMA: rectus-3,4-methylenedioxymethamphetamine

Lysergide tartrate (DT120)

Lysergide tartrate, or DT120, is our proprietary product candidate, a pharmaceutically optimized form of lysergide D-tartrate being developed for GAD, MDD and other brain health disorders. Lysergide was first synthesized in 1938 and its psychoactive properties were discovered in 1943. From 1949 to 1966, lysergide was used by psychiatrists and researchers to gain insights into the world of psychiatry. The precise mechanism by which lysergide modulates anxiety and depression is still under investigation, but recent neuroimaging studies have provided a plausible explanation for clinical efficacy in these disease areas. Lysergide increases functional connectivity between various brain regions and increases measures of functional ‘brain entropy’ across many functional systems. This increase in connectivity between brain regions is correlated with perceptual alterations that are believed to contribute to subsequent and persistent improvements in psychological functioning. Acute and persistent reconfiguration of brain networks by lysergide—particularly prefrontal and default mode network regions— may represent systems-level mechanisms underlying its therapeutic effects in anxiety, depression and other brain health disorders. Lysergide has been investigated for its applications in the treatment of anxiety associated with terminal cancer, depression, alcohol use disorder, and opioid use disorder, among other conditions.

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

In December 2023, we announced positive topline results from our Phase 2b clinical trial of DT120 for the treatment of GAD. The trial met its primary endpoint, with DT120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the HAM-A scale compared to placebo at Week 4. DT120 was administered as a single-dose in a monitored clinical setting with no additional therapeutic intervention. DT120 100 µg - the dose achieving the highest level of clinical activity - demonstrated a 7.6-point reduction compared to placebo at Week 4 (-21.3 DT120 vs. -13.7 placebo; p<0.0004; Cohen’s d=0.88). Clinical Global Impressions-Severity (“CGI-S”) scores on average improved from 4.8 to 2.4 in the 100 µg dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline ill’ at Week 4 (p<0.001). This clinical activity was observed to be rapid and durable beginning on Day 2 and continuing through Week 4 with no loss.

In March 2024, we announced that the FDA granted breakthrough designation to our DT120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b trial of DT120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. DT120 100µg—the dose with optimal clinical activity observed in the trial—demonstrated a 7.7-point improvement over placebo at Week 12 (-21.9 DT120 vs. -14.2 placebo; p<0.003 Cohen’s d=0.81), with a 65% clinical response rate and a 48% clinical remission rate sustained to Week 12. Clinical Global Impressions -Severity (CGI-S) scores on average improved from 4.8 to 2.2 in the 100µg dose group, representing a two-category shift from ‘markedly ill’ to ‘borderline ill’ at Week 12 (p<0.004). This clinical activity was rapid, observed as early as trial day 2, and durable with further improvements observed in mean HAM-A or CGI-S scores between Weeks 4 and 12.

In the Phase 2b trial, DT120 was generally well-tolerated with most adverse events mild to moderate, transient and primarily occurring on dosing day, consistent with expected acute effects of the study drug. The most common adverse events, with at least 10% incidence on dosing day in the 100 µg dose group, included illusion, nausea, headache, hallucination, euphoric mood, anxiety, mydriasis, hyperhidrosis, paresthesia, fatigue, blood pressure increase, abnormal thinking, and altered state of consciousness.

Prior to treatment with DT120, trial participants were clinically tapered and then washed out from any anxiolytic or antidepressant treatments and did not receive any form of study-related psychotherapy for the duration of their participation in the trial.

In June 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of DT120 ODT into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for DT120 ODT is expected to consist of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive DT120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). Both trials use an adaptive trial design with a blinded interim SSRE, allowing for an increase in sample size by up to 50% in each trial depending on the observed values for certain nuisance parameters. The SSRE for Voyage has been completed and it was determined that no increase in the sample size of the trial is required. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between DT120 ODT 100 µg and placebo. In December 2024, we announced the initiation of Voyage, and we anticipate a topline readout (Part A results) in early third quarter 2026. In January 2025, we announced the initiation of Panorama with an anticipated topline readout (Part A results) in the second half of 2026.

In December 2024, we announced that DT120 ODT has been granted an Innovation Passport designation for the treatment of GAD under Innovative Licensing and Access Pathway (“ILAP”) by the UK. Medicines and Healthcare products Regulatory Agency (“MHRA”). The Innovation Passport is the entry point to the ILAP, which aims to accelerate time to market and facilitate patient access to medicines in the UK.

Major Depressive Disorder (MDD)

As of 2023, it was estimated that 15.5% of adults in the U.S. had experienced MDD in the previous twelve months - which is characterized by the occurrence of at least one major depressive episode ("MDE"). An MDE is defined by the presentation of five or more depressive symptoms, occurring for at least 2 weeks, and is the one of the most common mental health disorders in the U.S. Symptoms of MDD may include feelings of worthlessness, fatigue, impaired social functioning and recurrent thoughts of death. MDD is associated with significant morbidity and mortality, serious functional impairment, and reduced quality of life. MDD also leads to substantial economic burdens due to higher direct and indirect costs. For patients who experience an MDE, fewer than half will receive adequate or any pharmacotherapy. Among those treated, approximately two-thirds will not achieve remission from first line therapy.

In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for DT120 ODT in MDD and the trial design for the Emerge study (DT120-310), which like our pivotal trials in GAD, is comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Emerge is fully enrolled with 149 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo. In April 2025, we announced the initiation of Emerge, and we anticipate a topline readout (Part A results) in late second quarter 2026.

We activated initial sites in our second Phase 3 clinical trial of DT120 ODT in MDD, Ascend (DT120-311), in the first quarter of 2026 and we expect to dose our first patient in this trial by early second quarter 2026. Ascend has a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of DT120 ODT versus placebo (Part A); and Part B, which includes a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT. Ascend is anticipated to enroll approximately 175 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo.

Given the highly comorbid nature of MDD and GAD, it is common to assess the impact on both depression and anxiety symptoms in clinical trials of either population. As such, in our Phase 2b GAD trial, one of the secondary endpoints was the change from baseline in depression symptoms (as measured by the MADRS score) at Week 6 between DT120 and placebo. In March of 2024, we announced that DT120 100 µg demonstrated statistically and clinically significant reductions in comorbid depressive symptoms, with a MADRS score improvement of 18.7 points from baseline to Week 12 - an improvement of 6.4 points as compared to placebo.

R(-)-MDMA (DT402)

R(-)-MDMA, or DT402, is our proprietary form of the R-enantiomer of MDMA, which we are developing for the treatment of ASD. MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. R(-)-MDMA is thought to increase the levels of serotonin and, to a lesser extent, norepinephrine, and dopamine, in the brain, resulting in feelings of increased sociability and interpersonal emotional warmth. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggest that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of DT402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of DT402.

We initiated a Phase 2a trial of DT402 in ASD in the fourth quarter of 2025. This study is a single-dose, open-label study to assess early signals of efficacy of DT402 in treating core socialization and communication symptoms in adults with ASD. This study is anticipated to enroll up to 20 participants. The objectives and endpoints of the study are designed to characterize the pharmacodynamics and clinical effects of DT402 in adults with ASD, including on multiple functional biomarkers. We anticipate initial data from our Phase 2a study in 2026.

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

Manufacturing & Supply

DT120 and DT402 are small molecule active pharmaceutical ingredients isolated as stable crystalline solids. We believe the syntheses of these product candidates are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale manufacturing. We expect to continue to identify and develop product candidates that are amenable to cost-effective manufacturing at the facilities of many third-party contract development and manufacturing organizations (“CDMOs”). Whenever possible, we seek to develop proprietary forms of active pharmaceutical ingredients and/or novel formulations which could provide enhancements in the pharmaceutical profile of our product candidates, including for instance improvements in the stability, manufacturability, pharmacokinetics and/or pharmacodynamics profile of our product candidates.

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

While we seek to enhance our market protection strategy by identifying unique and/or proprietary methods of manufacturing and/or dosage forms and entering into exclusive long-term or commercial supply agreements, we do not currently have arrangements in place for either commercial supply or redundant supply of drug substance or drug product for our research compounds and product candidates. We intend to enter into a long-term supply agreement at the appropriate time for drug substance and drug product for each product candidate, as and if clinical development of our product candidates continues. We plan to mitigate potential commercial supply risks for any products that are approved in the future through inventory management and where possible, through exploring additional manufacturers or manufacturing sites to provide drug substance or drug product.

Through our third-party manufacturers, we have or intend to refine and scale up the manufacturing process for our product candidates and manufacture clinical and commercial supplies as our development program progresses and we prepare for potential commercialization. We believe we currently have sufficient drug substance for our ongoing trials and believe we will have access and steady supply of drug substance for our planned and future clinical trials.

Catalent

In August 2023, we announced an exclusive licensing agreement with Catalent for its patented Zydis® ODT technology. Under the terms of the licensing agreement, Catalent has granted us access to its Zydis technology for the development of DT120 ODT. The agreement also provides us with exclusive rights for the use of the Zydis technology to develop all known forms of lysergide in the United States, United Kingdom, and European Union among other key jurisdictions. Zydis ODT is a unique, freeze-dried, oral solid dosage form that disperses almost instantly in the mouth, without the need for water. Zydis is also recognized as one of the world’s best performing ODTs and has well-established advantages over conventional oral dosage forms, including improved patient compliance, adherence and convenience.

Research Collaborations

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

Patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, or not at all, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.

Moreover, we have in the past, and may in the future be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). We may also become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Our patent portfolio, as of February 19, 2026, contains 12 issued U.S. patents, 29 pending U.S. applications, and 1 pending patent cooperation treaty application that are either solely owned by us or in-licensed, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Singapore, South Korea, and Taiwan. For lysergide, these patents and patent applications are directed to methods of treatment, analytical methods, compositions of matter, and formulations. For MDMA, these patent applications are directed to R(-)-MDMA and prodrugs thereof, including methods of treatment, methods of manufacture, and compositions of matter. If issued, the 20-year term expiration dates from which our patents will expire is between 2041 to 2044, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

In addition to patents, we also rely upon trademarks, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. In January 2026, we publicly began rebranding from MINDMED to DEFINIUM THERAPEUTICS. We have pending trademark applications for our new trademarks, including DEFINIUM THERAPEUTICS, a new logo, and a new tagline. We maintain and are seeking additional registered trademarks, and we also rely on common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered. We believe that we have certain know-how and trade secrets relating to our technology and product candidates. We rely on trade secrets to protect certain aspects of our technology related to our current and future product candidates.

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

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, and, where feasible, with consultants, scientific advisors, contractors, collaborators and certain other entities with whom we do business. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, designed to guard against misappropriation of our proprietary information by third parties.

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

Competition

Our most advanced product candidate, DT120 ODT, is in Phase 3 development for GAD and MDD, with additional psychiatric indications under assessment and planning. Patients with GAD and MDD are typically treated with a variety of anxiolytic and antidepressant medications, including selective serotonin reuptake inhibitors, serotonin–norepinephrine reuptake inhibitors and benzodiazepines. A number of companies are developing product candidates with similar mechanisms to DT120 that are intended for the treatment of anxiety and depressive disorders, including AtaiBeckley Inc. (“AtaiBeckley”), Compass Pathways plc (“Compass”), GH Research (“GH Research”), Cybin, Inc. doing business as Helus Pharma (“Helus”), Johnson & Johnson (“J&J”), Otsuka Pharmaceutical Co. Ltd. (“Otsuka”) and others.

Helus is currently evaluating HLP004 (a serotonin receptor agonist) in a Phase 2 trial for the treatment of GAD, with an anticipated topline data readout in the first quarter of 2026. In addition, Otsuka is currently conducting a Phase 2/3 clinical trial of ulotaront (SEP-363856), a trace amine-associated receptor 1 (TAAR1) agonist with 5-HT1A agonist activity, for the treatment of GAD and MDD.

Intra-Cellular Therapies, now a part of J&J (“Intra-Cellular”), is currently developing multiple product candidates that are in various phases of development for the treatment of GAD and MDD, including CAPLYTA (lumateperone), which was approved by the FDA in November 2025 as an adjunctive treatment for adults with MDD, and ITI-1284 ODT-SL for GAD.

AtaiBeckley is currently developing multiple product candidates that are in various phases of development for the treatment of psychiatric and substance use indications, including VLS-01 (an oral transmucosal film formulation of N,N-dimethyltryptamine (DMT)) and BPL-003 (intranasal mebufotenin (5-MeO-DMT) benzoate) for treatment resistant depression (“TRD”). Compass is developing COMP360 (a proprietary formulation of psilocybin) that is in Phase 3 clinical trials for the treatment of TRD in adults and is being studied in other psychiatric indications (anorexia nervosa and post-traumatic stress disorder). GH Research is developing GH001 and GH002 that are in Phase 1/2 clinical trials for TRD and other psychiatric disorders.

If it is successfully developed and approved for the treatment of TRD in adults, DT120 ODT may also face competition from J&J’s intranasal esketamine (SPRAVATO), and from intravenous ketamine, which is not approved, however is used off label in the treatment of TRD in adults. In addition, DT120 ODT would likely face competition from Axsome Therapeutics Inc.’s (“Axsome”) Auvelity, approved for the treatment of MDD. There are also many other public and private companies developing therapeutics from the psychedelic drug class at various stages of development, including certain short-acting psychedelic drugs.

Our other lead product candidate, DT402, an enantiomer of MDMA with selective serotonergic activity, is in a Phase 2a clinical trial for the treatment of core socialization and communication symptoms in adults with ASD. If successfully developed and approved, DT402 may face competition from AtaiBeckley, which has also indicated it is developing R-MDMA through one of its subsidiaries, and Resilient, which has a (+/-)-MDMA product candidate in clinical development for the treatment of social anxiety in the ASD population. In addition, AtaiBeckley is evaluating EMP-01, its orally administered formulation of R-MDMA, for Social Anxiety Disorder (“SAD”), which is currently in Phase 2 clinical development. Other companies are also developing serotonergic therapies for the treatment of ASD or related indications. For example, Nova Mentis Life Science Corp and Mycrodose Therapeutics Inc. are collaborating on a transdermal psilocybin product candidate for the treatment of Fragile X syndrome.

More broadly, numerous pharmaceutical companies are developing or partnering to develop pharmaceutical products targeting the treatment of brain health disorders. This includes companies such as Novartis AG, Roche, Pfizer Inc., Biogen Inc., Jazz Pharmaceuticals plc, Johnson & Johnson, Supernus Pharmaceuticals, Inc., AbbVie Inc., Neumora Therapeutics, Inc., Praxis Precision Medicines, Biohaven Pharmaceutical Holding Co. Ltd., Eli Lilly And Co., Bristol-Myers Squibb Co., H. Lundbeck A/S, and Alkermes Plc, among many others. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Certain product candidates we are developing contain Schedule I controlled substances, like lysergide or MDMA, as defined in the Controlled Substances Act (“CSA”). Our product candidates must be approved by the FDA through the NDA process, and will need to be rescheduled by the Drug Enforcement Administration (“DEA”) and states, before they may be legally marketed in the U.S. The process required before a drug, including a drug containing a Schedule I substance, may be marketed in the U.S. requires substantial time, effort and financial resources and generally involves the following:

•
Completion of extensive nonclinical studies and testing, in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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
•
Scheduling of the FDA-approved product containing any Schedule I API under the CSA and applicable state-controlled substance laws to Schedules II-V or equivalent categories at the state level, or out of the Schedules; and
•
Implementation of a REMS program, if applicable, and conduct of any required Phase 4 studies or trials, and compliance with post-approval requirements, including ongoing monitoring and reporting of adverse events related to the product.

The data required to support an NDA are generated in two distinct development stages: pre-IND and clinical. For new chemical entities, the pre-IND development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. Pre-IND tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, and may also include animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-IND tests must comply with applicable federal laws and regulations, including, for animal studies, the Animal Welfare Act and GLP. The sponsor must submit the results of the pre-IND tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

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

Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial, and may recommend suspension of a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Concurrent with clinical trials, companies must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, we must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each NDA must be accompanied by a user fee, unless subject to a waiver. The FDA adjusts the PDUFA user fees on an annual basis. The sponsor of an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews all NDAs submitted before it accepts them for filing, and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA aims to complete its initial review of an NDA and respond to the applicant within 10 months from the filing date for a standard NDA, and within six months from the filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and oversight of qualified firms, and, in certain circumstances, qualified suppliers to these firms. NDA sponsors and their third-party manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

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
•
Numerous federal and state laws, including comprehensive data privacy laws, state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act), govern the collection, storage, transfer, processing, generation, use, and disclosure and protection of health-related and other personal information. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may result in additional compliance burdens for our clinical trials and necessitate changes to our services, information technologies, systems, and practices. Failure to comply with these laws and regulations could result in government enforcement actions and create liability, private litigation, or adverse publicity. In addition, we or our collaborators may obtain health information from third parties, such as hospitals, healthcare professionals, and research institutions, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity HCPs, health plans, and healthcare clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a service or performing a function on behalf of a covered entity. Although we are not directly subject to the HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we or our agents knowingly obtain individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals different or additional privacy protections or rights.
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

Numerous other laws may apply to our products. Pricing and rebate programs may include, among other things, the Medicaid rebate requirements established under the U.S. Omnibus Budget Reconciliation Act of 1990, as amended, and requirements in the Patient Protection and Affordable Care Act (the “ACA”) and the Inflation Reduction Act (the "IRA"). Civil monetary penalties or other potential sanctions may be imposed for, among other things, a failure to pay required rebates or report required pricing data on a timely basis. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Many states impose various requirements on pharmaceutical manufacturers, including to report development costs and pricing information when prices are increased, with potential penalties for late or faulty reporting. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The handling of any controlled substances must comply with the CSA, the Controlled Substances Import and Export Act, and any applicable state-controlled substance laws, as discussed in Controlled Substances below.

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

The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authorities of a single EU Member State, the reference Member State, are appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned Member States, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to a coordinated group for review and could thereafter be referred to the EMA, which could result in a decision from the European Commission. The mutual recognition procedure allows companies that have a medicinal product already authorized in at least one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.

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

On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, collectively referred to as the “Pharmaceutical Package”, which aims to revise and replace the existing EU pharmaceutical legislation in order to enhance the availability, accessibility and affordability of medicinal products across the EU. In the latest version of the proposal, published on December 11, 2025, the regulatory data protection will consist of eight years of data exclusivity, same as under the current legal framework, and one additional year of market exclusivity. This means a total of nine years of protection, instead of the current ten years. Under the reformed legislation, there will be a possibility to obtain one additional year of exclusivity (8+1+1) under certain circumstances and another year (8+1+1 or 8+1+1+1) for a new indication of significant clinical benefit, with a capped overall regulatory protection of 11 years. The final text of the reform proposal is expected to be endorsed and published in first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

European Union Medical Device Development, CE Marking and Marketing

On May 26, 2021, the Regulation (EU) 2017/745 on Medical Devices (the “MDR”) entered into application, repealing and replacing both the Medical Devices Directive, and the Active Implantable Medical Devices Directive. The MDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices including medical device software (“MDSW”) must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, including MDSW, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function, not reusable and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the involvement of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality management system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity (the “Certificate”) following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE Mark to its medical devices after having drawn up and signed a related EC Declaration of Conformity.

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

Regulation of Medicinal Products and Medical Devices following the UK’s Exit from the EU

Following the UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is now the UK’s standalone regulator. Under the Human Medicines (Amendment etc.) (EU Exit) Regulations 2019, the United Kingdom regulatory regime for clinical trials, marketing authorizations, importing, As part of the EU-UK Trade and Cooperation Agreement, the EU and the UK recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The EU-UK Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. There is a list, including all EU/EEA countries, of approved countries for import into Great Britain which require no import testing or U.K. “qualified person” release certification, provided each batch has been certified by a qualified person in a listed country. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

The UK regulatory framework in relation to clinical trials is derived from previous EU legislation (as implemented into UK law, through secondary legislation). The Medicines for Human Use (Clinical Trial) Regulations 2004 (“UK CTR”) set out the requirements for clinical trials conducted in Great Britain and the EU Clinical Trials Regulation sets out the requirements for clinical trials conducted in Northern Ireland. However, the MHRA remains the competent authority over clinical trials conducted in Great Britain and in Northern Ireland. The UK has a combined review process that streamlines the clinical trial approval process in that applicants submit a single application via the Integrated Research Application System ("IRAS"), covering both its application for a clinical trial authorization and a research ethics committee opinion. If required, the combined review process can also be used to obtain Health Research Authority Approval.

Amendments to the UK CTR have been adopted into law and come into effect on April 26, 2026. Key amendments include: (i) proportional regulation of lower risk clinical trials and simplified consent-seeking requirements; (ii) additional transparency requirements; (iii) faster approvals, with a maximum 30-day decision timeline for authorizations; (iv) extended archival periods for trial master files from 5 years to 25 years; (v) formal incorporation of the latest ICH GCP; and (vi) a sunset period of two years which is triggered if no participant is recruited within this period. The amendments bring the UK CTR into closer alignment with the EU clinical trial regulations and international standards. Amendments allowing modular and point-of care manufacturing have already taken effect, supporting innovation and flexibility in trial delivery.

As regards marketing authorizations, from January 1, 2025, when the Windsor Framework took effect, a single marketing authorization now covers the whole of the UK and has replaced previous separate licenses for Great Britain and Northern Ireland. Marketing authorizations obtained under the EU centralized authorization procedure are no longer valid in Northern Ireland, and have been converted into a UK-wide marketing authorization. The Windsor Framework has also introduced UK only labeling changes for all medicines placed on the UK market and disapplied the EU Falsified Medicines Directive (“FMD”) in Northern Ireland.

Since January 1, 2021, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. Under the MHRA’s International Reliance Procedure (“IRP”), the MHRA may take into account a decision to approve a medicine taken by the European Medicines Agency or an equivalent regulatory authority in the US, Canada, Switzerland, Australia, Singapore or Japan as part of an expedited marketing authorization process for that product for the UK.

Regarding medical devices, the MDR entered into application in the EU and also applies directly in Northern Ireland. However, the MDR is not applicable in Great Britain. Instead, Great Britain regulates MDs under the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which retains a regulatory framework similar to the framework set out by the MDD.

In light of the fact that the CE marking process is set out in EU law, the UK has devised a new route to market culminating in a UK Conformity Assessed ("UKCA") mark to replace the CE Mark for medical devices on the market in Great Britain. Northern Ireland, however, continues to be covered by the EU MDR and so continues to rely on the CE marking process. CE Marks will continue to be recognized in Great Britain for medical devices until June 30, 2028 (for medical devices compliant with the Medical Devices Directive) and June 30, 2030 (for medical devices compliant with the MDR), and the MHRA has announced an intention to extend such recognition indefinitely. All medical devices, including CE Marked medical devices, must be registered with the MHRA, in order to be placed on the Great Britain market. The UK’s departure from the EU has also impacted customs regulations and impacted timing and ease of shipments into the EU from the UK.

The UK government is currently implementing a phased overhaul of the UK MDR 2002 through a series of Statutory Instruments. The first major pillar of this reform, the Post-Market Surveillance (PMS) requirements took effect in June 2025, and introduced updates to PMS plans, periodic safety update reports (PSURs), and accelerated incident reporting timelines (15 days for serious incidents).

A number of additional changes to the UK MDR are in process, including on pre-market requirements, such as introducing an international reliance route, a new classification system for in vitro medical devices, and whether UKCA marking requirements should be relaxed.

European Union Data Protection

EU Member States and other jurisdictions where we may in the future operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“EU GDPR”), which became operative on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the processing of personal data, including health data from clinical trials and adverse event reporting. Data Protection Authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA. The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trial sites concerning data processing activities. We may face fines or regulatory action if we violate the EU GDPR. For example, under the EU GDPR, companies may face warnings, compliance orders and fines of up to 20 million Euros or 4% of annual global revenue for the preceding financial year, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The UK has implemented similar data protection framework (“UK GDPR”).

Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to jurisdictions without an appropriate data transfer mechanism in place. Companies that wish to export personal data outside of the EEA can rely on the European Commission’s Standard Contractual Clauses (“SCCs”) for transfers outside the EEA or the international data transfer agreement (“IDTA”), the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers for transfers (“Addendum”), or Binding Corporate Rules, outside the UK. Companies relying on SCCs or a transfer mechanism under UK law are required to carry out a transfer risk assessment, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. In addition, on July 10, 2023 the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Under this framework, personal data can flow without significant limitation from the EU to U.S. companies that participate in the Data Privacy Framework.

Regulation outside of the U.S. and EU

For other countries outside of the U.S. and EU, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, data protection, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Coverage and Reimbursement

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. federal government and state legislatures have shown significant interest in implementing drug pricing reform and cost-containment programs, including price controls, restrictions on reimbursement and utilization management requirements, such as requirements for substitution of generic products or therapeutic equivalents. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. For example, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain units of certain single-source drugs and biologics covered under Medicare, (2) imposes certain rebates under Medicare Part B and Medicare Part D for price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program, that was first enacted as part of the ACA, under which manufacturers agreed to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, with a new Part D Manufacturer Discount Program (beginning in 2025). Under the Manufacturer Discount Program manufacturers are, in general, required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. These provisions began to take effect progressively in fiscal year 2023 and have been subject to legal challenges. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products, including sometimes establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits, implementing marketing cost disclosure and transparency measures, and passing laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria for healthcare products and services, which could result in additional downward pressure on pharmaceutical drug pricing.

On July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. The OBBBA is also projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact the pharmaceutical industry.

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

Legislation adopted at EU level in relation to establishment of different classes of substances is limited to the EU Regulations that define classes of precursors. These are Regulation (EC) No 273/2004 of the European Parliament and of the Council of 11 February 2004 on drug precursors regulating intra-Community trade, the Council Regulation (EC) No 111/2005 of 22 December 2004 laying down rules for the monitoring of trade between the Community and third countries in drug precursors, the Commission Delegated Regulation (EU) 2015/1011 of 24 April 2015 supplementing the Regulation (EC) No 273/2004, the Commission Implementing Regulation (EU) 2015/1013 of 25 June 2015 laying down rules in respect of the Regulation (EC) No 273/2004, and the Commission Delegated Regulation (EU) 2020/1737 amending Regulation (EC) 273/2004 of the European Parliament and of the Council and Council Regulation (EC) No 111/2005 as regards the inclusion of certain drug precursors in the list of scheduled substances. While EU legislation does not establish different classes of narcotic or psychotropic substances, the EU has a pan-European system to rapidly detect, assess and respond to health and social threats caused by new psychoactive substances (“NPS”), under the procedures set up under Regulation (EU) 2023/1322 of the European Parliament and of the Council of June 27, 2023 as regards information exchange on, and an early warning system and risk assessment procedure for, NPS.

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

As of December 31, 2025, our personnel consists of 106 total employees, including 105 full-time employees, consisting of 72 in research and development and 33 in general and administrative. We also utilize consultants to assist us in our research and development projects and certain general and administrative functions. We are a remote-first company, meaning that substantially all of our employees and consultants work remotely.

Corporate Information

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, Definium US, was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through Definium US.

On February 27, 2020, we completed a reverse takeover transaction (the “RTO Transaction”) by way of a plan of arrangement under the Business Corporations Act (British Columbia) (the “BCBCA”) among Broadway Gold Mining Ltd. (“Broadway”), Madison Metals Inc., Broadway Delaware Subco Inc. and Mind Medicine, Inc. In connection with the RTO Transaction, immediately prior to the closing of the RTO Transaction, we, among other things, changed our name to Mind Medicine (MindMed) Inc. On January 9, 2026, we changed our name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. In connection with the name change, we also changed the name of our wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc.

Our global headquarters are located at One World Trade Center, Suite 8500, New York, New York 10007. Our registered office in Canada is located at 1055 Dunsmuir Street, Suite 3000, Vancouver, British Columbia V7X 1K8. We also maintain offices in San Diego, California, Durham, North Carolina and Madison, Wisconsin.

Our common shares are traded on Nasdaq Global Select Market under the symbol “DFTX”.

Available Information

Our website address is www.definiumtx.com. In addition to the information about us contained in this Annual Report, information about us can be found on our website. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Annual Report.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2019, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our most advanced development candidate is DT120 ODT. We initiated our Phase 3 clinical program in GAD in December 2024 and we initiated our Phase 3 clinical program in MDD in April 2025.

We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through public offerings and private placements of our common shares and warrants to purchase our common shares, and through our credit facility with K2 HealthVentures LLC (“K2HV”). We incurred net losses of $183.8 million and $108.7 million for the years ended December 31, 2025 and December 31, 2024, respectively, and as of December 31, 2025, we had an accumulated deficit of $582.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our product candidates are in various clinical, preclinical, discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval, including DT120 and DT402;
•
seek additional indications for our product candidates and discover and develop any future product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
experience heightened regulatory scrutiny;
•
pursue necessary scheduling-related decisions to enable us to commercialize any future product candidates containing controlled substances for which we may obtain regulatory approval, including our DT120 and DT402 product candidates;
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

In August 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with K2HV, as administrative agent and Canadian collateral agent for lenders thereunder (K2HV, and any other lender from time to time, the “Lenders”), and Ankura Trust Company, LLC, as collateral trustee for the Lenders. On April 18, 2025 (the “Effective Date”), we entered into the First Amendment to the Loan Agreement with K2HV (as amended, the “Amended Loan Agreement”). On the Effective Date, we borrowed $42.0 million in the first tranche under the Amended Loan Agreement. We may borrow an additional $28.0 million based upon the achievement of certain time-based, clinical and regulatory milestones, and an additional $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets.

The Amended Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Additionally, if we borrow any additional amounts pursuant to the Amended Loan Agreement, we will be subject to a minimum liquidity covenant beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent we have achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved. The minimum liquidity covenant will be waived in any period where our market capitalization exceeds $500 million.

These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our shareholders may consider beneficial. In addition, the Lenders could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Amended Loan Agreement. Upon the occurrence and continuance of an event of default, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we are liquidated, the rights of the Lenders to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of DT120, DT402 and our other product candidates;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of DT120, DT402 and our other product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates and advance our other programs. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote DT120, DT402 or any other product candidate before we receive marketing approval from the FDA or other comparable foreign authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2025, we had $411.6 million in cash, cash equivalents and investments. Based on our current operating plan and anticipated R&D milestones, we expect our cash runway to fund our operations into 2028. Our estimate as to how long we expect our existing cash to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

•
the time and costs involved in obtaining regulatory approval for our product candidates, and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to our product candidates (such as DT120 and DT402) or any other product candidates;
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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, sales of assets and licensing arrangements. We, and indirectly, our shareholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. Subject to certain rules of the Nasdaq Stock Market (“Nasdaq”), our Board of Directors has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for the common shares. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating and financing restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but may also limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

We may plan to grow and develop our business through in-license agreements, acquisitions of or investment in new or complementary businesses, product candidates or technologies, and the failure to manage these license agreements, acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

We may consider opportunities to in-license, acquire or invest in other technologies, product candidates and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

•
assimilating the acquired or in-licensed technologies, product candidates, or business operations;
•
maintaining uniform standards, procedures, controls, and policies;
•
unanticipated costs associated with the license, acquisition or investment;
•
diversion of our management’s attention from our preexisting business;
•
maintaining or obtaining the necessary regulatory approvals or complying with regulatory standards; and
•
adverse effects on existing business operations

We have no current commitments with respect to any in-license, acquisition or investment in other technologies or businesses. We do not know if we will identify other suitable acquisitions, whether we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any in-licensed or acquired product candidate, technology or business into our business operations or retain key personnel, suppliers, or collaborators. Our ability to successfully develop our business through in-licenses or acquisitions will depend on our ability to identify, negotiate, complete, and integrate suitable target businesses, product candidates or technologies and obtain any necessary financing. These efforts could be expensive and time-consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any in-licensed product candidate, acquired business or technology, or product candidate into our business operations, our business and financial condition might be adversely affected.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are dependent on the successful development of our product candidates. We cannot give any assurance that any of our product candidates will successfully complete clinical trials or receive regulatory approval, which is necessary before any product candidate can be commercialized.

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to the development of our product candidates. Accordingly, our business currently depends on the successful regulatory approval of our product candidates and the commercialization of our product candidates if they receive regulatory approval. We cannot be certain that DT120, DT402, or any of our other product candidates will receive regulatory approval or that our product candidates will be successfully commercialized even if they receive regulatory approval. If we are required to discontinue development of our product candidates, or if DT120 or DT402 does not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

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
•
acceptance of our product candidates benefits and uses, if approved, by patients, the medical community and third-party payors, and overcoming potential public controversy regarding our product candidates containing Schedule I substances;
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

Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and special requirements for distribution, importation, and exportation. Pharmaceutical products approved for medicinal use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Even if approved by the FDA, prescribing and dispensing of a controlled substance is subject to restrictions, with heightened restrictions for Schedule II controlled substances. For example, prescriptions for a Schedule II drug may not be refilled without a new prescription. Further, most, if not all, state laws in the United States classify lysergide and MDMA as Schedule I controlled substances. Commercial marketing in the United States will also require state scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are often dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while lysergide and MDMA are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain lysergide and/or MDMA must be descheduled or rescheduled to Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If DT120 and DT402 receive FDA approval, HHS and the DEA must complete a scheduling analysis and make a scheduling determination to deschedule or place either the substance or the drug product in a schedule other than Schedule I in order for them to be able to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the HHS’s recommendation as to the appropriate schedule under the CSA. The rescheduling process requires the DEA to conduct notice-and-comment rulemaking, including issuing an interim final rule 90 days after the later of notice of FDA approval or DEA receipt of the HHS scheduling analysis and recommendation. Such action will be subject to public comment and requests for hearing. Even assuming our product candidates are controlled in Schedule II or lower at the federal level, such substances or products may require separate rescheduling or descheduling determinations under state laws and regulations.

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
•
Manufacture in the United States. If, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of our product candidates if approved, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in DT120, DT402, or any other product candidate, may not be sufficient to complete clinical trials or meet potential future commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
•
Distribution in the United States. If our product candidates are scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our product candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute our product candidates more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our product candidates are Schedule II drugs, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, our product candidates will likely be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial uptake. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

Our product candidates are controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding controlled substances and psychedelics may negatively influence the success of our product candidates.

Product candidates containing controlled substances have generated public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Opponents of these product candidates, which may include regulators, may seek to prevent approvals, restrict marketing or demand withdrawal of any regulatory approvals. In addition, these opponents may generate negative publicity in an effort to persuade the medical community to reject these product candidates. For example, we may face media-communicated criticism directed at our clinical development program. In addition, adverse publicity related to lysergide or MDMA, or any other substance that underlies our product candidates or fall into the same drug or chemical class, which may be referred to as psychoactive or psychedelic drugs, may result from political or social opposition to controlled substances, misuse and abuse of controlled substances recreationally, or clinical trial conduct, including abuse by investigators. Adverse publicity of not only our product candidates, but also any similar controlled substances, may affect our clinical trials, potential regulatory approval, and the commercial success or market penetration achievable by our product candidates. For example, Resilient (formerly Lykos Therapeutics), another company developing a drug product candidate containing MDMA, has faced significant public scrutiny and adverse publicity following negative public statements and allegations about clinical trial conduct made by clinical trial participants. Public controversy over the misuse or abuse potential of our or our competitor’s product candidates may also harm our ability to recruit and retain clinical trial participants, negatively influence the recommendations of an FDA Advisory Committee, and/or result in the FDA requesting additional data related to the abuse potential of our product candidates, which could lead to delays in approval and increased research and development costs for our product candidates. Even if our product candidates are approved by the FDA, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our product candidates.

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

Furthermore, we may experience delays in completing our ongoing preclinical studies and clinical trials and initiating or completing additional preclinical studies or clinical trials. We may also experience numerous unforeseen events during preclinical and clinical development that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
delays in or failure to obtain regulatory approval to commence or modify a trial, including the imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an IND, or amendment, clinical trial application (“CTA”), or amendment, or equivalent application or amendment, as a result of a finding that the trial presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites, or the occurrence of a suspected, unexpected serious adverse reaction (“SUSAR”), or serious adverse reaction (“SAE”), during our clinical trials or IITs, using our product candidates;
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
•
delays in our clinical trials related to public health crises, due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee (the “DRC”), or Data Safety Monitoring Board for such trial, as applicable, or by the FDA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IITs or other studies using lysergide, MDMA and any other substance that underlies our product candidates and those relating to the class to which lysergide, MDMA and other Schedule I controlled substances or any other product candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of DT120, DT402 or any other product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenue from any such product candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down DT120, DT402 or any other product candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to our product candidates, we may need to conduct additional bioequivalence studies to bridge such modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. Significant preclinical and clinical trial delays could also allow our competitors to bring therapies to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates being stopped early.

Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of DT120, DT402, or any other product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

We cannot be certain that our clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our clinical trials are inconclusive with respect to the efficacy of DT120, DT402 and any other product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with DT120, DT402 and any other product candidates, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of DT120, DT402 and any other product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. Accordingly, more trials could be required before we submit any product candidates for approval. In addition, the FDA or other foreign regulatory authorities may change their recommendations for clinical trial conduct, such as for assessing abuse potential, like hallucinations, or the use of psychological support or psychotherapy in combination with a product candidate, for our product candidates or their drug class through regulation, guidance, or informal communications at any time, especially as drug development in this area increases. Because clinical trials take a significant period of time, we cannot assure that our trial design will comply with future FDA recommendations for clinical investigations involving psychedelic drugs. We may have already initiated or completed our clinical trials, and may need to amend our study protocol or conduct additional clinical trials as a result, which could be costly and time-consuming, and may significantly delay or limit our ability to commercialize our product candidates. For example, the FDA issued a draft guidance in June 2023 outlining clinical considerations for psychedelic drugs. There can be no assurances that the FDA will not change its recommendations in a revised guidance or final guidance, or issue a new draft guidance that could affect our development programs. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of product substances, there is a significant likelihood that DT120, DT402 and any other product candidates will not successfully complete development and receive approval. Many other companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their product candidates. If we do not receive regulatory approvals for DT120, DT402 or any other product candidates, we may not be able to continue our operations. Even if regulatory approval is secured for DT120, DT402 or any other product candidate, the terms of such approval may limit the scope and use of a specific product candidate, which may also limit its commercial potential.

Changes in our formulation or components of our formulation of DT120 or DT402 could have a material adverse effect on our business, financial condition and results of operations.

Changes in our formulation or components of our formulation of our product candidates, including excipients, salt forms, polymorphic forms, and packaging, could cause our product candidates to perform differently, cause unforeseen side effects or affect the results of our clinical trials, repeat one or more clinical trials, increase clinical trial costs or delay or prevent the submission, or approval, of one or more product candidates. Such delays and costs could jeopardize our ability to, if approved, commercialize our product candidates, which could have a material adverse effect on our business, financial condition and results of operations.

In August 2023, we entered into an exclusive licensing agreement with Catalent for its patented Zydis® ODT technology. Under the terms of the licensing agreement, Catalent granted us, among other things, access to its Zydis technology for the development of DT120. Zydis ODT is a unique, freeze-dried, oral solid dosage form that disperses almost instantly in the mouth, without the need for water.

In our Phase 2 clinical trials for DT120, we used a formulation of DT120 that did not include ODT technology. In 2024, we completed a pharmacokinetics (“PK”) bridging study to support the advancement of the DT120 ODT formulation into pivotal clinical trials, and we are using the DT120 ODT formulation in our Phase 3 clinical trials for GAD and MDD. This change in formulation could cause DT120 to perform differently, cause unforeseen side effects or affect the results of our Phase 3 clinical trials. This could delay completion of our Phase 3 clinical trials, require us to conduct additional bridging clinical trials, repeat one or more clinical trials, increase clinical trial costs or delay or prevent the submission, or approval, of one or more NDAs for DT120. Such delays and costs could jeopardize our ability to, if approved, commercialize DT120 for GAD, MDD or other future indications, which could have a material adverse effect on our business, financial condition and results of operations.

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

Further, others, including regulatory agencies and independent organizations evaluating prescription drugs, such as the Institute for Clinical and Economic Review (“ICER”), may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general, and regulatory agencies may request further data from us. In addition, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize DT120, DT402 or any other product candidate, our business, operating results, prospects or financial condition may be harmed.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities to set approval policies and data requirements. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Given the limited recent experience with clinical use of psychedelic drugs, it is likely the regulatory landscape will evolve, and could do so rapidly. We cannot guarantee that we will be able to, or have the resources to adapt to changes in regulatory requirements. We have not obtained regulatory approval for any of our product candidates. It is possible that none of our product candidates will ever obtain regulatory approval.

Any of our product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities or be precluded from commercial marketing for many reasons, including the following:

•
the FDA or other comparable foreign regulatory authorities may disagree with, question or request changes in the design or implementation of our clinical trials;
•
the FDA or other comparable foreign regulatory authorities may determine that DT120, DT402 or any other product candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
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

This lengthy approval process, the unpredictability of future clinical trial results, and the potential influence of public opinion may result in our failing to obtain regulatory approval to market any product candidates, which would significantly harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have substantial discretion in the approval process, including the data required for regulatory approval, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. If DT120, DT402 or any other product candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process (such as priority review in the US), this will prevent such product candidate from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.

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

Even if DT120, DT402 or any other product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If the FDA or a comparable foreign regulatory authority approves DT120, DT402 or any other product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product candidates and underlying product substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, and with GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such product candidates. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the labeling, distribution, marketing or manufacturing of DT120, DT402 or any other product candidates, withdrawal of such products from the market, or product recalls;
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

In addition, any regulatory approvals that we receive for DT120, DT402 or any other product candidates may also be subject to limitations on the approved indicated uses for which the product candidates may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such product candidates. For instance, we believe that DT120, if approved, would be subject to a REMS program, under the applicable FDA regulations and similar risk mitigation programs in other jurisdictions. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our product candidates.

If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with our product candidates or our manufacture of an underlying product substance, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the product or its manufacture and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, require us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occur, our ability to sell such product candidates may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

Our product candidates may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of DT120, DT402 or any other product candidates or following approval, if any, we may need to abandon our development or commercialization of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences.

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or result in clinical holds and could result in a more restrictive label, a requirement that we implement a REMS plan to ensure that the benefits of the product candidates outweigh its risks, or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. We or regulatory authorities may also learn of and take similar actions based on side effects related to DT120, DT402, any other product candidates, or similar compounds in studies not conducted by us, including in IITs or studies conducted by other sponsors, from spontaneous reports of use of these compounds outside of the clinical trial setting or from safety reports in literature.

The results of future clinical trials may show that DT120, DT402 or any other product candidates cause undesirable or unacceptable side effects or even death. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of DT120, DT402 or any other product candidates for any or all targeted indications. Nonclinical toxicology studies may also delay or limit clinical development, for example, by limiting the dosing duration and dose interval in clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to lysergide, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for DT120, DT402 or any other product candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of patients and of limited duration for exposure to the product candidates used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any such product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of DT120, DT402 or any other product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such trials may not be sufficient to identify when those events may occur.

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

Even if we obtain FDA approval for DT120, DT402 or any other product candidates, we may never obtain approval to commercialize any such product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including DT120, DT402 or any other product candidates, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. Moreover, most of the patients we treat in clinical trials with DT120 and MM110 (prior to when we paused development of MM110) have previously been treated with other drugs or therapies. All of these factors may make it difficult for us and any regulatory authority to assess the prior use or the overall efficacy of our product candidates, including DT120 and DT402, and may result in the termination of a development program, or delay or limit our ability to obtain regulatory approval.

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

In addition, any negative results we may report in clinical trials of DT120, DT402 or any other product candidates or results from companies investigating similar product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays in the enrollment for any clinical trial of DT120, DT402 or any other product candidates will likely increase our costs, slow down the approval process and delay or potentially jeopardize our ability to commence sales of our product candidates and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of DT120, DT402 or any other product candidates.

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

If our product candidates are approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a contract sales organization (“CSO”), or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our product candidates effectively or to market our product candidates effectively since we have limited organizational experience in the sales and marketing of products. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•
our inability to train an adequate number of HCPs to meet the demand for psychedelic treatment sessions (including with DT120 and any other product candidate within the therapeutic class);
•
the ability of HCPs to perform their roles consistently with our training and our guidelines for the administration of our product candidates;
•
our inability to recruit, train and retain effective market access and commercial personnel;
•
the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing DT120, DT402 or any other product candidates, if and when they are approved;
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
•
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

Given the novel nature of our product candidates, third-party treatment sites may face additional financial and administrative burdens in order to deliver any approved product candidate, including adhering to a REMS program in the United States or a Risk Management Plan (“RMP”) in the EU. The process for a third-party treatment site to become certified under a REMS program can be very costly and time-consuming, which could delay a third-party treatment site’s ability to provide our product candidates and materially adversely affect our commercialization trajectory. Furthermore, third-party treatment sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our product candidates, such as adequate audio-visual equipment, ancillary equipment and sufficient administration rooms. This may deter third-party treatment sites from providing our product candidates and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party treatment sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the product use of lysergide, MDMA or other substances we use in our product candidates, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on HCPs and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party treatment sites’ costs of delivering our product candidates. The failure to maintain or to secure new cost-effective contracts with third-party treatment sites may result in a loss of or inability to grow our network of third-party treatment sites, patient base, higher costs to our patients and us, HCP network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently rely on qualified HCPs working at third-party clinical trial sites to administer our product candidates in our clinical trials and we expect this to continue upon approval, if any, of DT120, DT402 or any other product candidates. If third-party sites fail to recruit and retain a sufficient number of HCPs or effectively oversee their HCPs, our business, financial condition and results of operations would be materially harmed.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of product substances. Currently, we have no product candidates that have been approved for commercial sale; however, the use of our product candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved product candidates in the future, may expose us to liability claims. These claims might be made by patients who use our product candidates, HCPs, pharmaceutical companies, our corporate collaborators or other third parties that sell our product candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If DT120, DT402 or any other product candidates cause adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use DT120, DT402 or any other product candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:

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

Lysergide, MDMA and other compounds used in our product candidates are categorized as Schedule I controlled substances under the CSA, and are similarly categorized by most states and foreign governments. Even assuming that DT120, DT402 or any other product candidates containing lysergide, MDMA and other Schedule I controlled substances are approved and rescheduled by regulatory authorities to allow their commercial marketing, the ingredients in such product candidates could continue to be Schedule I, or the state or foreign equivalent. Violations of any U.S. federal, state, local or foreign laws or and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct our business, our financial position, operating results, profitability or liquidity or the market price of our publicly traded common shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, defense or resolution of any such matters because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities.

Various federal, state, provincial and local laws govern our business in the jurisdictions in which we operate or currently plan to operate, and to which we export or currently plan to export our product candidates, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our product candidates. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To comply with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of compliance with such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce, inadequate funding for the FDA or a shutdown of the federal government, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Such changes and other disruptions at the FDA may increase the time to meet with the FDA and receive FDA feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, in January 2025, the executive branch established the Department of Government Efficiency, which implemented a federal government hiring freeze and took certain additional efforts to reduce federal government employee headcount and the size of the federal government, including significantly reducing federal health agencies’ workforce. It is unclear how these executive actions or other potential actions by the executive branch or other parts of the federal government will impact FDA operations or other regulatory authorities that oversee our business. Budgetary pressures may reduce the FDA’s ability to perform its responsibilities. In December 2024 and January 2025, we initiated our first and second Phase 3 clinical trials for our lead product candidate, DT120 ODT for the treatment of adults with GAD, and in

April 2025, we initiated our first Phase 3 clinical trial for DT120 ODT in MMD. The significant reduction in the FDA’s workforce, constraints in the FDA’s budget, or a prolonged government shutdown could impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of MMD120 ODT, if approved, which could have a material adverse effect on our business.

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

Although we do not currently have any products on the market, our relationships with investigators, healthcare professionals, customers and third-party payors, subject us to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute. HCPs, physicians and others play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved product candidates, and other parties through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. These laws include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual or purchase, lease or order or the arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. The definition of “remuneration” under the federal Anti-Kickback Statute has been interpreted to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (the “FCA”). The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
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
•
HIPAA, as amended, and its respective implementing regulations, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain HCPs, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and their covered subcontractors. Under HIPAA, civil and criminal penalties are directly applicable to business associates and state attorneys general have the authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation, fines and penalties; disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could potentially be subject to significant civil and criminal penalties if we, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA and subject to other civil and/or criminal penalties if we obtain, use, disclose, or retain information in a manner not permitted by other privacy and data security consumer protection laws.

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, data minimization obligations, providing specific disclosures in privacy notices and affording California consumers certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Nearly two dozen other states have enacted similar privacy laws or laws that broadly govern health data. These laws impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. Many states have also used existing consumer protection statutes to regulate companies’ collection, use, and disclosure of personal information. If we become subject to these or other data privacy laws at the state, local or federal level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and regulators).

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

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Under this framework, personal data can flow freely from the EU to U.S. companies that participate in the Data Privacy Framework. Laws in the UK also restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection. If we cannot implement a valid compliance mechanism for cross-border information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense. Further, the EU and UK data protection laws (including laws on data transfers) may be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations which could entail further impacts on our compliance efforts and increased cost.

We are obligated to adhere to our contractual obligations and representations made in our policies related to data privacy and security. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, scrutiny and enforcement actions by regulators or other adverse consequences, including litigation by private parties. Additionally, we may also be bound by contractual obligations related to data privacy and security with our partners or CROs, and our efforts to comply with such obligations may not be successful.

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

There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We rely on third party vendors and service providers to support various aspects of our business operations. However, these third parties may pose risks related to data security, compliance, and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

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

We intend to seek approval to market DT120, DT402 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions.

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

EU pharmaceutical legislation may materially affect our ability to market and receive coverage for our product candidates in the EU Member States. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation to revise and replace the existing EU pharmaceutical legislation (the Regulation 726/2004 and the Directive 2001/83/EC) and the legislation on medicines for children and for rare diseases (Regulation 1901/2006 and Regulation 141/2000, respectively). In December 2025, the Council and the European Parliament reached an agreement on the legislative reform. The final text of the reform proposal is expected to be endorsed and published in the first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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

Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in individual EU Member States and the particular requirements can therefore vary widely amongst the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. There are currently no statutory disclosure requirements for transfers of value to physicians and other healthcare professionals in the UK; however, the UK Government has confirmed it will introduce new guidance on best practice for disclosure requirements. Industry codes in the UK already require members of these industry associations to disclose certain transfers of value.

In addition, in most foreign countries, including in many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual EU Member States could restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost- effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Moreover, the HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. It is difficult to predict at this time what third party payors and governmental authorities will decide with respect to the coverage and reimbursement for our product candidates.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Among other things, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain units of certain single-source drugs and biologics covered under Medicare, (2) imposes certain rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (3) makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program that was first enacted as part of the ACA,under which manufacturers agreed to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, with a new Part D Manufacturer Discount Program, which began in 2025. Under the Manufacturer Discount Program, manufacturers are, in general, required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. These provisions took effect in fiscal year 2023 and are expected to have a significant impact on the pharmaceutical industry, and have been subject to legal challenges. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA is also projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact the pharmaceutical industry.

On the state level, local governments have been very aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have passed laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Depending upon the timing, duration and conditions of FDA marketing approval of DT120, DT402 or any other product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable product candidates could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Social media is increasingly being used to communicate about our clinical development programs and the significant number of brain health disorders our products are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to identify the comment and comply with applicable adverse event reporting obligations. Additionally, we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to FDA restrictions on advertising and promoting unapproved new drugs or other foreign governmental restrictions on what we may say about our product candidates (including prohibitions in the UK and EU on promoting unlicensed medicines and on promoting prescription only medicines to the general public). There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Our business activities may be subject to the FCPA, CFPOA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S., Canadian and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Competitors have developed and may develop technologies and compounds that could be the basis for products that challenge DT120 ODT, DT402 or other product candidates we are developing. Some of those products may have an entirely different approach or means of accomplishing the desired product effect than our product candidates and may be more effective or less costly than our product candidates. The success of our competitors and their product candidates relative to our product candidates could have a material adverse effect on the development programs for DT120 ODT, DT402 or other product candidates, as they may impact our ability to raise additional capital, on favorable terms or at all, and our ability to obtain necessary regulatory approvals.

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

We currently have a small commercial team led by our Chief Commercial Officer. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

As of December 31, 2025, we had 105 full-time employees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the FDA and other comparable foreign regulatory agencies’ review process for DT120 ODT, DT402 or any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize DT120 ODT, DT402 or other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of DT120 ODT, DT402 or any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize DT120 ODT, DT402 or other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal information (such as health-related information), data related to clinical trials, intellectual property, and trade secrets. We may rely upon third-party service providers and technologies to operate critical business systems to process such information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. Our remote workforce poses increased risks to our information technology systems and data, as many of our employees work from home, utilizing network connections outside our premises.

Cyber-attacks, malicious internet-based activity, and online and offline fraud are prevalent. continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including =“hackers,” threat actors, personnel or third parties authorized to access our systems, sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel or authorized third-party misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of information or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a cybersecurity incident or disruption to our information technology systems or the third-party information technology systems that support us and our services. Further, adoption of artificial intelligence (“AI”) tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption. A cybersecurity incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information. A cybersecurity incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against cybersecurity incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of third parties upon which we rely (including sites performing our clinical trials), there can be no assurance that these measures will be effective or that a court or regulatory authority will consider them to be appropriate or reasonable. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified potential vulnerabilities, and proactive or reactive measures to identify or remediate cybersecurity incidents may be significantly costly. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of cybersecurity incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may include: government scrutiny or enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of information); financial loss; inability to report or delay in reporting our financial results; significant remediation expenses; and other similar harms. Cybersecurity incidents and attendant consequences may cause customers to stop using our services, deter new clinical trial participants from participating in our services, and negatively impact our ability to grow and operate our business.

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

Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidate(s), or the use of our product candidate(s). As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use, or sale of our technologies or product candidate(s) or will prevent, limit, or otherwise interfere with our ability to make, use, or sell our technologies and product candidate(s).

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

Furthermore, as the patent landscape is crowded and highly competitive, even in the absence of litigation we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may face commercial competition, which could harm our business. We cannot provide any assurances that third-party patents do not exist which might be enforced against product candidates resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant material information from the USPTO or made a materially misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. Because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention or that the other party's use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

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

Moreover, we have in the past, and may in the future, be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). We may also become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidate(s) for an indication that is outside of the methods of use claimed in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their products for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute.

Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submissions, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. We rely on our outside counsel or third-party vendors to pay these fees. The USPTO, CIPO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our present and future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not being approved, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Governments of some foreign countries may force us to license our patents to third parties on terms that are not commercially reasonable or acceptable to us. In addition, many countries limit the enforceability of patents against government agencies or government contractors. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies and product candidate(s). While we will endeavor to try to protect our technologies and product candidate(s) with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and unpredictable.

In addition, geopolitical actions in the United States and in other countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement, or defense of our issued patents or those of any future licensors. As a result, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, all European patents, including those issued prior to June 1, 2023, now by default automatically fall under the jurisdiction of a new European Unified Patent Court (the UPC) for litigation involving such patents. As the UPC is a relatively new court system, there is uncertainty regarding litigation at the UPC. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain a pan-European injunction. It is uncertain how the UPC will impact granted European patents in the pharmaceutical industry.

Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

While we have filed patent applications to protect certain aspects of our own proprietary formulation and process developments, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Moreover, the information embodied in our trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. We seek to protect the scientific, technical and business information supporting our operations, as well as the confidential information relating specifically to our product candidates by entering into confidentiality agreements with parties to whom we need to disclose our confidential information, such as, our employees, consultants, board members, contractors, potential collaborators and financial investors. However, we cannot be certain that such agreements have been entered into with all relevant parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. Our confidential information and trade secrets thus may become known by our competitors in ways we cannot prove or remedy.

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

We are party to a license agreement with Catalent, pursuant to which we were granted an exclusive license to use their Zydis technology in the development of DT120. If we fail to comply with our obligations under these agreements or if we are subject to a bankruptcy, we may be required to make certain payments to the licensor of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. In the event we breach any of our obligations under these agreements, we may incur significant liability to our research and licensing partners. Disputes may arise regarding intellectual property subject to a research licensing agreement, including:

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

We may develop or license intellectual property for which development was funded or otherwise assisted by, the U.S. government and/or government agencies, such as the National Institutes of Health, for development of our technology and product candidates. Failure to meet our own obligations to future licensors or upstream licensors, including such government agencies, may result in the loss of our rights to such intellectual property, which could harm our business.

The U.S. government and/or government agencies may provide funding, facilities, personnel, or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. The U.S. government and/or government agencies may retain rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses, could result in the loss of significant rights and could harm our ability to commercialize licensed products. For example, research resulting in future in‑licensed patent rights and technology that was funded in part by the U.S. government could result in the government having certain rights, or march‑in rights, to such patent rights and technology which may permit the government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology, potentially on unfavorable terms or without adequate compensation.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our company’s name and logo, as well as to distinguish the name and logos used with any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. For example, our U.S. trademark registration for MINDMED covers a narrower list of goods than we initially sought to include in the registration because the USPTO cited a third-party trademark application as an obstacle to registration with a broader list of goods and services. Our new trademark applications for DEFINIUM THERAPEUTICS, our new logo, and our new tagline have not yet been filed and examined in each jurisdiction in which we intend to pursue trademark registrations. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

Risks Related to our Dependence on Third Parties

We rely on third parties to supply and manufacture DT120 ODT, DT402 and our other product candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing our product candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any product candidates, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.

We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture DT120 ODT, DT402 or any other product candidates, including the lysergide, R(-)-MDMA or other controlled substances incorporated into such product candidates. We rely on, and expect to continue to rely on, CDMOs, for the development, manufacture and production of the lysergide used in our product candidates administered in our clinical trials and will continue to rely on such CDMOs for the development, manufacture, testing and production of any commercial supply, if our product candidates are approved. Currently, we engage with multiple CDMOs for all activities relating to the development, manufacture and production of all our product candidates including active pharmaceutical ingredients (“API”), bulk drug product, and final drug product. Reliance on third-party providers, such as CDMOs, exposes us to more risk than if we were to manufacture our product candidates at our own facilities. While we subject our suppliers of DT120 ODT, DT402 or any of our other product candidates, including our current supplier of active pharmaceutical ingredient, to strict manufacturing requirements and rigorous testing requirements through audits and oversight in order to ensure compliance with cGMP and other manufacturing regulations, such suppliers are still subject to inspection by the FDA and other applicable regulatory authorities and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of DT120 ODT, DT402 or any other product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of DT120 ODT, DT402 or any other product candidates and harm our business and results of operations.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for DT120 ODT, DT402 or any other product candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable capability and quality, in the appropriate volumes and at an acceptable cost. For example, we have engaged a single supplier for the production of lysergide tartrate. Because lysergide tartrate is a controlled substance and subject to increased regulation resulting from that classification, if we are unable to rely on our current supplier for lysergide tartrate, we may experience delays or increased costs in obtaining an alternative provider or we may be unable to find an alternative supplier on acceptable terms. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our preclinical studies and clinical trials and the commercialization of our product candidates, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

In complying with the manufacturing requirements of the FDA, the DEA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the product candidates meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of product candidates and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to inspections by the FDA, the DEA and other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the product candidates could suffer significant interruptions. We face risks inherent in relying on a limited number of CDMOs, as any disruption, such as a fire, natural hazards or vandalism at the CDMO, or a change in operations as a result of the sale of one of our CDMOs, could significantly interrupt our manufacturing capability. For example, we have engaged Catalent as the exclusive supplier of DT120 ODT. In December 2024, Catalent completed its merger with Novo Holdings A/S. While we have not experienced any impact on our relationship with Catalent to date, the merger may impact Catalent’s management and operations, which could significantly impact our supply chain and require us to find a new CDMO to provide clinical and commercial supplies, if DT120 ODT is approved. We currently do not have disaster recovery facilities available for our product candidates. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial time and capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we may be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.

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

Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. These factors include, but are not limited to, the following, many of which are discussed in greater detail elsewhere in this “Risk Factors” section and elsewhere in this Annual Report:

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
•
the impact of any natural disasters or public health emergencies; and
•
general economic, political, industry and market conditions.

Stock markets in general and our share price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, from January 1, 2025 to December 31, 2025, the closing price of our common shares on Nasdaq ranged from as low as $4.89 to as high as $14.20 and daily trading volume ranged from approximately 478,685 to 11,195,650 shares on Nasdaq. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our common shares. In particular, a large proportion of our common shares have been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our common shares, further influencing volatility in their market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common shares to fluctuate, which may limit or prevent investors from readily selling their common shares and may otherwise negatively affect the liquidity of our common shares.

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
•
the timing and outcomes of clinical trials for DT120 ODT, DT402 and any of our other product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with DT120 ODT, DT402 and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of DT120 ODT, DT402 or any of our other product candidates;
•
the level of demand for DT120 ODT, DT402 and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with DT120 ODT, DT402 and any of our other product candidates;
•
our ability to commercialize DT120 ODT, DT402 and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common shares or other securities or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. For example, a group of our shareholders nominated four director candidates for election to our six-member Board of Directors at our 2023 annual general meeting of shareholders, and waged a proxy contest in support of their candidates and in opposition to four of our Board’s director nominees. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management's and our Board’s attention and resources from our business. Further, a future proxy contest, unsolicited takeover proposal, or other shareholder activism relating to the election of directors or other matters would most likely result in significant legal fees and proxy solicitation expenses and require significant time and attention. Even if not formally launched, the potential of a proxy contest, unsolicited takeover proposal, or other shareholder activism could interfere with our ability to execute on our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Actions of activist shareholders against us have been and could be disruptive and costly, may cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and our Board’s attention and resources, and may have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by activist shareholders urging us to take certain corporate actions or to nominate certain individuals to our Board of Directors. For example, a group of our shareholders nominated four director candidates for election to our six-member Board of Directors at our 2023 annual general meeting of shareholders, and waged a proxy contest in support of their candidates and in opposition to four of our Board’s director nominees. Future activist shareholder matters, including a proxy contest and potential related litigation, could have a material adverse effect on us for the following reasons:

•
Such shareholders may attempt to effect changes in our governance and strategic direction or to acquire control over our Board of Directors or our Company.

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

There are material differences between the BCBCA and the Delaware General Corporation Law (the “DGCL”), including the following: (i) under the BCBCA, significant corporate actions, such as continuances, certain amalgamations, sales, leases or other dispositions of all or substantially all of the undertaking of a company (other than in the ordinary course of business), liquidations, dissolutions and certain arrangements, require the approval of at least two thirds of the votes cast by a company’s shareholders, whereas under Delaware law, a majority of the total voting power of outstanding shares entitled to vote on the matter is generally required for such matters; (ii) under the BCBCA shareholders holding at least 1/20 of our issued and outstanding common shares can requisition a general meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iii) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the shareholders; however, many public company charters limit removal of directors to a removal for cause; and (iv) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) alter the identifying name of any of our shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

General Risk Factors

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

Our net operating loss ("NOL") carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs, is limited to 80% of taxable income. As of December 31, 2025, we had available U.S. federal NOL carryforwards of $323.4 million which can be carried forward indefinitely. We also have available state NOL carryforwards of approximately $20.0 million as of December 31, 2025, which will begin to expire in 2037.

In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986 (as amended) (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs and certain other pre-ownership change tax attributes to offset its post-ownership change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of the Company. As a result, our ability to utilize our NOLs and certain other tax attributes could be limited.

There is also a risk that regulatory changes could cause our existing NOLs to expire or otherwise be unavailable to reduce future income tax liabilities. Consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

Dispositions of common shares may be subject to Canadian tax and/or United States tax, and dividends on common shares will be subject to Canadian and/or United States taxes.

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

Section 280E of the Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which are prohibited by federal law or the law of any state in which such trade or business is conducted. The application of Section 280E of the Code generally causes such businesses to have an effective tax rate in the United States that is significantly higher than the rate typically applicable to businesses in other industries. The IRS has invoked Section 280E of the Code in tax audits against various businesses in the United States, even when the business activities were permitted under applicable state laws. Although the IRS issued a clarification of Section 280E of the Code that allows the deduction of certain expenses, the scope of such deduction is generally interpreted very narrowly and as a result the bulk of operating costs and general administrative costs are not permitted to be deducted in the United States. In addition, there can be no assurance that courts, in response to challenges of these restrictions by taxpayers, will issue an interpretation of Section 280E of the Code favorable to our businesses.

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

We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Our information security program is tactically and strategically supplemented via partnerships and engagements with key consultants, vendors, and service providers. We also actively engage with key vendors as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We use a number of means to assess cybersecurity risks related to our third-party service providers, including vendor questionnaires, vendor audits, vendor qualification, and conducting due diligence in connection with onboarding new vendors and regular vendor reviews. We require all third-party service providers to implement and maintain robust cybersecurity practices consistent with applicable legal standards and leading industry practices.

Governance

Management Oversight

Our information security program is managed by designated information technology personnel and members of our management team, who are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology team, which is led by our Vice President of Information Technology and supported by our Director of Information Technology, other employees and external consultants. Our Information Technology team leverages over 25 years of experience in pharmaceutical and biotechnology information technology, security, and management. Our Information Technology team is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Information Technology team provides periodic reports to our senior management as appropriate and informs senior management on an ad hoc basis of significant cybersecurity incidents.

Board Oversight

Our Board of Directors has delegated overall responsibility for risk oversight, including cybersecurity risk matters, to our Audit Committee. Our senior management provides periodic reports to our Audit Committee and our Board of Directors. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. In addition, our information security program is regularly evaluated by external experts with the results of those reviews reported to senior management and our Board of Directors. The Audit Committee is also promptly apprised of more significant cybersecurity incidents and in the aggregate for less significant incidents.

Cybersecurity Risks

While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors—If our information technology systems or data, or those of third parties upon which we rely, are of were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation, fines and penalties; disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.”

Although we have experienced phishing and similar attempts for unauthorized access to our information technology systems and data, during the past three years, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect.

Item 2. Properties.

Our U.S. corporate address is located at One World Trade Center Suite 8500, New York, New York 10007, where we lease office space as well as shared use of office services and facilities. The term of the lease automatically renews every six months.

We lease additional office space in San Diego, California, Durham, North Carolina and Madison, Wisconsin. The term of our North Carolina lease commenced in April 2022 and expires in February 2031. The term of our California lease commenced in September 2025 and expires in August 2026. The term of our Wisconsin lease commenced in February 2026 and expires in January 2029.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Shares

Our common shares are publicly traded on the Nasdaq Global Select Market under the symbol “DFTX”. Prior to January 15, 2026, our common shares traded on the Nasdaq Global Select Market under the symbol “MNMD”.

Holders of Record

As of December 31, 2025, there were approximately 83 shareholders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. Our mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including DT120 and DT402, our lead product candidates.

Our lead product candidate, DT120 ODT, is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of adults with generalized anxiety disorder and major depressive disorder. In December 2023, we announced positive topline results from our Phase 2b clinical trial of DT120 for the treatment of GAD. The trial met its primary endpoint, with DT120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough designation to our DT120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of DT120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. In September 2025, we announced that the full results from our Phase 2b clinical trial of DT120 in GAD had been published in the Journal of the American Medical Association.

On June 20, 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of DT120 into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for DT120 ODT is expected to consist of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Voyage is anticipated to enroll approximately 200 participants (randomized 1:1 to receive DT120 ODT 100 µg or placebo) and Panorama is anticipated to enroll approximately 250 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). Both trials use an adaptive trial design with a blinded interim sample size re-estimation (“SSRE”), allowing for an increase in sample size by up to 50% in each trial depending on the observed values for certain nuisance parameters. The SSRE for Voyage has been completed and it was determined that no increase in the sample size of the trial is required. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between DT120 ODT 100 µg and placebo. In December 2024, we announced the initiation of Voyage, and we anticipate a topline readout (Part A results) in early third quarter 2026. On January 2025, we announced the initiation of Panorama, with an anticipated topline readout (Part A results) in the second half of 2026.

In addition to our Phase 3 clinical program for GAD, we are developing DT120 ODT for the treatment of adults with MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for DT120 ODT in MDD and the trial design for the Emerge study (DT120-310), which like our pivotal trials in GAD, we anticipate will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Emerge is fully enrolled with 149 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale ("MADRS") score at Week 6 between DT120 ODT 100 µg and placebo. In April 2025, we announced the initiation of Emerge, and we anticipate a topline readout (Part A results) in late second quarter 2026.

We activated initial sites in our second Phase 3 clinical trial of DT120 ODT in MDD, Ascend (DT120-311), in the first quarter of 2026 and we expect to dose our first patient in this trial by early second quarter 2026. Ascend has a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of DT120 ODT versus placebo (Part A); and Part B, which includes a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT. Ascend is anticipated to enroll approximately 175 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo.

Our second lead product candidate, DT402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine, which we are developing for the treatment of adults with ASD. MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of DT402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of DT402.

We initiated a Phase 2a trial of DT402 in ASD in the fourth quarter of 2025. This study is a single-dose, open-label study to assess early signals of efficacy of DT402 in treating core socialization and communication symptoms in adults with ASD. This study is anticipated to enroll up to 20 participants. The objectives and endpoints of the study are designed to characterize the pharmacodynamics and clinical effects of DT402 in adults with ASD, including on multiple functional biomarkers. We anticipate initial data from our Phase 2a study in 2026.

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

On January 9, 2026, we changed our corporate name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. On January 12, 2026, we changed the name of our wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc. In connection with our name change, we began trading on Nasdaq under the symbol “DFTX” on January 15, 2026.

We were incorporated under the laws of the Province of British Columbia in 2010. Our wholly-owned subsidiary, Definium Therapeutics US, Inc. (“Definium US”), was incorporated in Delaware in 2019. Prior to February 27, 2020, our operations were conducted through Definium US.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $183.8 million for the year ended December 31, 2025, and $108.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $582.7 million and cash, cash equivalents and investments of $411.6 million.

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

We expect our research and development expenses to increase in 2026 as we continue the clinical development of our product candidates and other preclinical programs in GAD and MDD and other potential or future indications, including initiating additional and larger clinical trials.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$117,665	$65,297
General and administrative	48,644	38,619
Total operating expenses	166,309	103,916
Loss from operations	(166,309)	(103,916)
Other income/(expense):
Interest income	10,960	11,558
Interest expense	(5,482)	(2,283)
Foreign exchange loss, net	(131)	(638)
Change in fair value of 2022 USD Financing Warrants	(22,831)	(15,941)
Gain on extinguishment of contribution payable	—	2,541
Total other expense, net	(17,484)	(4,763)
Net loss	$(183,793)	$(108,679)

Operating Expenses

Research and Development (in thousands):

	Year Ended December 31,
	2025	2024
External costs
DT120 program
DT120 GAD	$59,865	$25,330
DT120 MDD	12,861	2,476
DT120 other*	6,963	7,158
Total DT120 program	79,689	34,964
DT402 program	1,929	3,975
Preclinical and other programs	3,213	2,845
Total external costs	84,831	41,784
Internal costs	32,834	23,513
Total research and development expenses	$117,665	$65,297

* DT120 other consists of expenses that support the broader DT120 program, including nonclinical studies and consulting expenses.

Research and development expenses increased by $52.4 million, or 80%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $44.7 million in expenses related to our DT120 program which has ongoing pivotal trials for the treatment of adults with GAD and MDD. Additionally, there was an increase of $9.3 million in internal personnel costs as a result of increasing research and development capacities and an increase of $0.4 million in preclinical and other program expenses. Such expenses were partially offset by a decrease of $2.0 million in expenses related to our DT402 program driven primarily by lower expenses while we worked on the commencement of our Phase 2a trial which initiated in the fourth quarter of 2025.

General and Administrative

General and administrative expenses increased by $10.0 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $6.0 million in professional services and pre-commercialization activities, an increase of $3.6 million in internal personnel costs to support expanded operational activities, an increase of $0.7 million in directors' deferred share unit ("DDSU") expenses due to an increase in the stock price year over year, and $0.5 million in miscellaneous general and administrative expenses, offset by a decrease of $0.8 million in legal and patent related expenses.

Other Income (Expense)

Interest Income

Interest income decreased by $0.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower average interest rates in 2025 versus 2024.

Interest Expense

Interest expense increased by $3.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Interest expense is primarily related to our credit facility entered into in August 2023 and amended in April 2025. Interest expense in 2025 was higher than 2024 due to a larger outstanding balance on the credit facility and a $1.7 million final payment associated with the amendment.

Foreign Exchange Loss, Net

Foreign exchange loss decreased by $0.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, the decrease was primarily due to favorable changes in foreign exchange rates during the year ended December 31, 2025.

Change in fair value of 2022 USD Financing Warrants

Revaluation loss on the 2022 USD Financing Warrants liability was $22.8 million and $15.9 million for the years ended December 31, 2025 and 2024, respectively. Change in fair value of 2022 USD Financing Warrants consists of revaluation gains and losses attributed to the change in the fair value of our 2022 USD Financing Warrants that were issued as part of our public equity offering which closed on September 30, 2022. Losses primarily reflect higher share prices and accordingly, increased warrant liability values, at the applicable year ends.

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

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity and our Amended Loan Agreement. Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, pre-commercialization activities, administrative costs and for working capital.

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

Our cash, cash equivalents and investments and our working capital at December 31, 2025 was $411.6 million and $352.6 million, respectively. Based on our current operating plan and anticipated R&D milestones, we believe that our cash, cash equivalents and investments as of December 31, 2025 will be sufficient to fund our operations into 2028.

On August 11, 2023, we entered into the Loan Agreement with K2HV as administrative agent and Canadian collateral agent for lenders thereunder, and Ankura Trust Company, LLC, as collateral trustee for the Lenders, providing for an aggregate principal amount of term loans of up to $50.0 million. On April 18, 2025, we entered into the First Amendment to the Loan Agreement with K2HV. The Amended Loan Agreement provides for, among other things, an aggregate principal amount of term loans of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all term loans outstanding under the original Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing term loans, (B) subsequent tranches of term loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of term loans of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

On March 7, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by us in an underwritten offering (the “March 2024 Offering”) of 16,666,667 of our common shares at an offering price of $6.00 per share, less underwriting discounts and commissions.

The net proceeds from the March 2024 Offering were approximately $93.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On March 7, 2024, we also entered into a securities purchase agreement with certain investors, pursuant to which the Investors agreed to purchase, and we agreed to sell 12,500,000 of our common shares at a price of $6.00 per share, in a private placement transaction (the “Private Placement”).

The net proceeds from the Private Placement were approximately $70.1 million, after deducting fees and expenses payable by us.

The March 2024 Offering and the Private Placement both closed on March 11, 2024.

On June 28, 2024, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”) to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares (as defined below), through or to the Agent. We filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares (the "ATM Shares") to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. The Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

We have not sold any Common Shares under the 2024 ATM as of December 31, 2025. We have no obligation to sell any of the ATM Shares and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

On August 9, 2024, we entered into an underwriting agreement with Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an offering of (i) our common shares, and (ii) to certain investors, pre-funded warrants to purchase our common shares. The offering price for the common shares was $7.00 per share, less underwriting discounts and commissions (the “August 2024 Offering”). The offering price for the pre-funded warrants was $6.999 per pre-funded warrant, which represents the per share public offering price for the common shares less a $0.001 per share exercise price for each such pre-funded warrant.

The net proceeds from the August 2024 Offering were approximately $70.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The August 2024 Offering closed on August 12, 2024.

On October 29, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “October 2025 Offering”) of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the underwriters in full on October 30, 2025.

The net proceeds from the October 2025 Offering were approximately $242.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The October 2025 Offering closed on October 31, 2025.

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
•
seek to identify, discover and develop additional product candidates, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;
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

Based on our current operating plan and anticipated R&D milestones, we believe that our cash, cash equivalents and investments as of December 31, 2025 will be sufficient to fund our operations into 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates, and any delays we may encounter;
•
the outcome and timing of any scheduling related-decisions by the DEA, individual states, and comparable foreign authorities;

•
the costs of future activities, including building a commercial organization, product sales, medical affairs, sales and marketing capabilities, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
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

Cash Flows

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(131,560)	$(79,129)
Net cash used in investing activities	(151,606)	—
Net cash provided by financing activities	267,269	253,196
Foreign exchange impact on cash	(7)	(30)
Net (decrease)/increase in cash and cash equivalents	$(15,904)	$174,037

Cash flows used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $131.6 million, which consisted of a net loss of $183.8 million, partially offset by $42.8 million in non-cash charges and a net change of $9.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of share-based compensation of $20.1 million, a change in fair value on the 2022 USD Financing Warrants liability of $22.8 million, accretion of discounts and premiums on investments, net of $1.8 million and DDSU expense of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2024 was $79.1 million, which consisted of a net loss of $108.7 million and a net change of $3.3 million in our net operating assets and liabilities, partially offset by $32.9 million in non-cash charges. The non-cash charges primarily consisted of share-based compensation of $16.9 million, a change in fair value on the 2022 USD Financing Warrants liability of $15.9 million, DDSU expense of $0.8 million, amortization of debt issuance costs of $0.7 million, unrealized foreign exchange of $0.5 million, and amortization of intangible assets of $0.5 million, partially offset by a gain on extinguishment of the contribution payable of $2.5 million.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2025 consisted of purchases of investments of $268.4 million, offset by maturities of investments of $116.8 million.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $267.3 million, which consisted of $258.9 million of gross proceeds from the October 2025 Offering, $20.0 million in net proceeds from our amended credit facility, $3.7 million of proceeds from the exercise of the 2022 USD Financing Warrants, $0.6 million in proceeds from the exercise of options and $0.4 million in proceeds from the issuance of common shares in connection with our ESPP, partially offset by $15.9 million of issuance costs related to the October 2025 Offering and $0.4 million in credit facility issuance costs related to the amendment of our credit facility.

Net cash provided by financing activities for the year ended December 31, 2024 was $253.2 million, which consisted of $175.0 million of gross proceeds from the March 2024 Offering and Private Placement, $75.0 million in proceeds from the August 2024 Offering, $10.0 million proceeds from our credit facility, $8.3 million of proceeds from the exercise of the 2022 USD Financing Warrants, $1.0 million net proceeds from the 2022 ATM, net of issuance costs, and $0.7 million in proceeds from the exercise of options, partially offset by $11.1 million of issuance costs related to the March 2024 Offering and Private Placement, $5.0 million of issuance costs related to the August 2024 Offering, $0.5 million payment of deferred financing fees related to the 2024 ATM, $0.1 million of our credit facility issuance costs and $0.1 million of withholding taxes paid on vested RSUs.

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

Fair Value Measurements

Certain of our assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The Amended Loan Agreement bears variable interest rates, and the carrying amount of the Amended Loan Agreement approximates fair value because interest rates approximate the current rates available to us.

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

Accrued Clinical Trial Costs and Other Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued clinical trial costs and other research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the protocol or scope of work to be performed, we modify our estimates and accruals accordingly on a prospective basis.

We base our expenses related to external clinical trial costs and other research and development services on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material differences between our estimates of such expenses and the amounts actually incurred.

As of December 31, 2025, a hypothetical 10.0 percent increase in our liability for accrued clinical trial costs and research and development expenses would have resulted in an increase to our net loss of approximately $1.0 million.

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

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The peer group was developed based on companies in the biotechnology industry. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected life—The expected term represents the period that the stock-based awards are expected to be outstanding. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally between 5 to 10 years.

Dividend yield—We base the expected dividend yield assumption on the fact that we have never paid cash dividends and have no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

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

107

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Definium Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Definium Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California February 26, 2026

Definium Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$257,837	$273,741
Short-term investments	153,756	—
Prepaid and other current assets	7,727	7,879
Total current assets	419,320	281,620
Goodwill	19,918	19,918
Other non-current assets	862	613
Total assets	$440,100	$302,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,347	$2,010
Accrued expenses	20,446	12,829
2022 USD Financing Warrants	40,905	24,010
Total current liabilities	66,698	38,849
Credit facility, long-term	40,579	21,854
Other non-current liabilities	496	—
Total liabilities	107,773	60,703

Commitments and contingencies (Note 11)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of December 31, 2025 and 2024, respectively; 98,776,265 and 75,100,763 issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	913,914	639,508
Accumulated other comprehensive income	1,085	819
Accumulated deficit	(582,672)	(398,879)
Total shareholders' equity	332,327	241,448
Total liabilities and shareholders' equity	$440,100	$302,151

The accompanying notes are an integral part of these consolidated financial statements.

Definium Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Operating expenses:
Research and development	$117,665	$65,297
General and administrative	48,644	38,619
Total operating expenses	166,309	103,916
Loss from operations	(166,309)	(103,916)
Other income/(expense):
Interest income	10,960	11,558
Interest expense	(5,482)	(2,283)
Foreign exchange loss, net	(131)	(638)
Change in fair value of 2022 USD Financing Warrants	(22,831)	(15,941)
Gain on extinguishment of contribution payable	—	2,541
Total other expense, net	(17,484)	(4,763)
Net loss	(183,793)	(108,679)
Other comprehensive loss
Unrealized gain on investments	330	—
Gain/(loss) on foreign currency translation	(64)	476
Comprehensive loss	$(183,527)	$(108,203)
Net loss per common share, basic and diluted	$(2.06)	$(1.54)
Weighted-average common shares, basic and diluted	89,327,608	70,461,067

The accompanying notes are an integral part of these consolidated financial statements.

Definium Therapeutics, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Shares
(in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2023	41,101,303	$—	$367,991	$343	$(290,200)	$78,134
Issuance of common shares and warrants, net of share issuance costs	38,624,064	—	234,267	—	—	234,267
Issuance of common shares upon settlement of restricted share unit ("RSU") awards, net of shares withheld for tax	823,361	—	(54)	—	—	(54)
Exchange of common shares for pre-funded warrants	(8,325,000)	—	—	—	—	—
Issuance of common shares upon conversion of loan principal	748,129	—	3,000	—	—	3,000
Exercise of 2022 USD Financing Warrants	1,945,523	—	16,675	—	—	16,675
Stock-based compensation expense	—	—	16,913	—	—	16,913
Exercise of stock options, net of shares withheld for tax	183,383	—	716	—	—	716
Net loss and comprehensive loss	—	—	—	476	(108,679)	(108,203)
Balance, December 31, 2024	75,100,763	—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares, net of share issuance costs	21,131,250	—	242,820	—	—	242,820
Issuance of common shares under employee share purchase plan ("ESPP")	66,165	—	412	—	—	412
Issuance of common shares upon settlement of RSU awards, net of shares withheld for tax	843,017	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	886,346	—	9,703	—	—	9,703
Exercise of pre-funded warrants	324,972	—	—	—	—	—
Issuance of common shares upon conversion of loan principal	249,377	—	1,000	—	—	1,000
Amortization of deferred ATM costs	—	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	20,096	—	—	20,096
Exercise of stock options, net of shares withheld for exercise and tax	174,375	—	625	—	—	625
Net loss and comprehensive loss	—	—	—	266	(183,793)	(183,527)
Balance, December 31, 2025	98,776,265	—	$913,914	$1,085	$(582,672)	$332,327

The accompanying notes are an integral part of these consolidated financial statements.

Definium Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025		2024
Cash flows from operating activities
Net loss	$(183,793)		$(108,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,096		16,913
Change in fair value on directors' deferred share units ("DDSU")	1,460		761
Amortization of intangible assets	—		527
Change in fair value of the 2022 USD Financing Warrants	22,831		15,941
Gain on extinguishment of contribution payable	—		(2,541)
Accretion of discounts and premiums on investments, net	(1,821)		—
Unrealized foreign exchange	—		506
Other non-cash adjustments	230		787
Changes in operating assets and liabilities:
Prepaid and other current assets	152		(4,337)
Other noncurrent assets	30		48
Accounts payable	3,337		(2,126)
Accrued expenses	5,958		3,103
Other liabilities, long-term	(40)		(32)
Net cash used in operating activities	(131,560)		(79,129)
Cash flows from investing activities
Purchases of investments	(268,356)		—
Maturity of investments	116,750		—
Net cash used in investing activities	(151,606)		—
Cash flows from financing activities
Proceeds from equity offerings	258,858		249,999
Payment of equity offering costs	(15,946)		(16,090)
Proceeds from credit facility	42,000	(1)	10,000
Repayment of credit facility	(22,000)	(1)	—
Payment of credit facility issuance costs	(447)		(128)
Proceeds from the 2022 ATM net of issuance costs	—		984
Payment of deferred financing fees related to 2024 ATM	—		(499)
Proceeds from exercise of 2022 USD Financing Warrants	3,767		8,268
Proceeds from exercise of options	625		716
Proceeds from issuance of common shares under ESPP	412		—
Withholding taxes paid on vested RSUs	—		(54)
Net cash provided by financing activities	267,269		253,196
Effect of exchange rate changes on cash	(7)		(30)
Net (decrease)/increase in cash and cash equivalents	(15,904)		174,037
Cash and cash equivalents, beginning of period	273,741		99,704
Cash and cash equivalents, end of period	$257,837		$273,741

(1)
As discussed in Note 12, Credit Facility, the Amended Loan Agreement (as defined herein) with K2 HealthVentures LLC executed on April 18, 2025 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement (as defined herein) from K2 HealthVentures LLC.

Definium Therapeutics, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$5,338	$2,224
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	5,936	8,407
Issuance of common shares upon conversion of term loan principal	1,000	3,000
Lease liabilities arising from obtaining right-of-use assets	586	—
Amortization of deferred financing costs for 2024 ATM	250	—
Offering issuance costs in accrued liabilities	92	—
Reclass of deferred financing fees to additional paid-in capital	—	332

The accompanying notes are an integral part of these consolidated financial statements.

Definium Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.
DESCRIPTION OF THE BUSINESS

Definium Therapeutics, Inc. (the “Company” or “Definium”) is incorporated under the laws of the Province of British Columbia. Its wholly owned subsidiaries, Definium Therapeutics US, Inc. (“Definium US”) and HealthMode, Inc. are both incorporated in Delaware. Definium US was incorporated on May 30, 2019.

On January 9, 2026, the Company changed its corporate name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. On January 12, 2026, the Company changed the name of its wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc.

Definium is a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company's mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes including DT120 and DT402, the Company's lead product candidates.

Liquidity

As of December 31, 2025, the Company had an accumulated deficit of $582.7 million. Through December 31, 2025, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), warrants to purchase Common Shares, and the Company’s credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities under an effective Securities Act of 1933 (the "Securities Act") registration statement, which is expected to be on December 31, 2026, or such earlier time that it is no longer an emerging growth company.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of U.S. federally insured limits and invests in short-term investments with the primary objectives of seeking to preserve principal, achieve liquidity requirements and safeguard funds. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held and the nature, including the credit-ratings, of its short-term investments.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one segment. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) for purposes of segment reporting.

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of December 31, 2025, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and U.S. federally insured financial institution. The Company’s accounts may, at times, exceed U.S. federally insured limits. The Company had cash equivalents of $255.3 million and $271.5 million as of December 31, 2025 and December 31, 2024, respectively.

Short-Term Investments

All investments are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying balance sheets. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss.

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss. The fair value of the Company's investments was $153.8 million as of December 31, 2025. The Company had no investments as of December 31, 2024. As of December 31, 2025, the Company has not recognized any impairment charges related to its investments.

Liability Classified Warrants (2022 USD Financing Warrants)

In September 2022, the Company closed an underwritten public offering of 7,058,823 Common Shares and accompanying 2022 USD Financing Warrants to purchase 7,058,823 Common Shares. Each 2022 USD Financing Warrant is immediately exercisable for one Common Share at an initial exercise price of $4.25 per Common Share, subject to certain adjustments, and will expire in September 2027. These warrants are liability classified due to not meeting the criteria for equity treatment under the guidance in ASC 815-40, Derivatives and Hedging (Topic 815-40). Accordingly, the 2022 USD Financing Warrants were recognized at fair value upon issuance and are remeasured to fair value at the end of each reporting period. Any change in fair value is recognized on the consolidated statements of operations.

Research and Development (R&D) Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $117.7 million and $65.3 million, respectively, for the years ended December 31, 2025 and 2024.

Stock-Based Compensation

In February 2020, the Company adopted the Stock Option Plan (as amended and restated, the "2020 Stock Option Plan") and the Restricted Share Unit Plan (as amended and restated, the “2020 PRSU Plan”, and together with the 2020 Stock Option Plan, the “Prior Plans”), and subsequently, in June 2025, adopted the 2025 Equity Incentive Plan (the "2025 Plan"). The 2020 Stock Option Plan, the 2020 PRSU Plan and 2025 Plan were approved by the Company's shareholders. The 2020 Option Plan and 2020 PRSU Plan were retired effective March 24, 2025. Under the 2025 Plan and the Prior Plans, awards are measured at fair value and recognized over the requisite service period. Forfeitures are accounted for in the period they occur. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including expected volatility of the underlying stock, risk-free interest rate, dividend yield, and expected term of the option. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development.

In June 2024, the Company adopted the Definium Therapeutics, Inc. Employee Share Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders. The fair value of Common Shares to be issued under the ESPP is also estimated using the Black-Scholes option pricing model.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of Common Shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of Common Shares and potentially dilutive securities outstanding for the period.

Typically, when the Company reports a net loss for the period, basic and diluted net loss per share are the same, as the inclusion of potentially dilutive securities would be anti-dilutive. However, in periods in which there is a gain on the fair value of the 2022 USD warrants, which are classified as liability-classified warrants, the gain is included in the numerator and the related incremental shares are included in the denominator for the calculation of diluted net loss per share, if the impact is dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except share and per share amounts). As the exercise price of the Company’s pre-funded warrants is $0.001 per share, it was determined to be non-substantive for accounting purposes and the weighted-average pre-funded warrants were included the denominator of both basic and diluted EPS:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders, basic and diluted	$(183,793)	$(108,679)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic and diluted	9,676,309	2,256,373
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	79,651,299	68,204,694
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	89,327,608	70,461,067

Net loss per share attributable to common shareholders, basic and diluted	$(2.06)	$(1.54)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
2022 USD Financing Warrants	4,199,954	5,086,300
Stock options	6,106,759	4,225,032
RSUs	5,457,220	1,371,266
Amendment Conversion Shares	760,683	249,377
ESPP shares	33,787	37,370
Total	16,558,403	10,969,345

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. The amendments require additional disaggregation of income tax expense and income taxes paid by jurisdiction, among other disclosure requirements. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company continues to maintain a full valuation allowance against its deferred tax assets.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which requires public entities to provide additional disclosures about certain expense categories in the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. As an emerging growth company, the Company is currently evaluating the timing and impact of adoption, including the potential effect of losing emerging growth company status as of December 31, 2026. The Company expects the amendments to primarily impact the presentation and disclosure of research and development and general and administrative expenses.

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	153,426	330	—	153,756
Total	$153,426	$330	$—	$153,756

The following table summarizes the maturities of the Company's investments at December 31, 2025 (in thousands):

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$131,615	$131,806
Due in one to two years	17,756	17,866
Due in two to three years	4,055	4,084
Total	$153,426	$153,756

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of December 31, 2025. The Company held no available-for-sale investments as of December 31, 2024.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The Company's credit facility bears variable interest rates, and the carrying amount of the Company's credit facility approximates fair value because interest rates approximate the current rates available to the Company.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands) and the fair value hierarchy of the valuation techniques utilized. The Company classifies its assets and liabilities as either short- or long-term based on maturity and anticipated realization dates.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$255,280	$—	$—	$255,280
U.S. agency bonds	—	153,756	—	153,756
Total	$255,280	$153,756	$—	$409,036
Financial liabilities:
DDSU Liability	$2,608	$—	$—	$2,608
2022 USD Financing Warrant Liability	—	—	40,905	40,905
Total	$2,608	$—	$40,905	$43,513

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$271,537	$—	$—	$271,537
Financial liabilities:
DDSU Liability	$1,148	$—	$—	$1,148
2022 USD Financing Warrant Liability	—	—	24,010	$24,010
Total	$1,148	$—	$24,010	$25,158

There were no transfers into or out of Level 1, Level 2, or Level 3 during the years ended December 31, 2025 and 2024.

The Company's cash equivalents includes a U.S. government money market fund which invests in highly liquid securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and are measured at fair value in accordance with the fair value hierarchy.

The Company's U.S. agency bonds are classified as Level 2 in the fair value hierarchy as they are valued using observable inputs, including market yields and spreads, in the absence of active market quotes for identical securities.

The fair value of the warrant liability is measured at fair value on a recurring basis. The 2022 USD Financing Warrants (as defined below in Note 8) are classified as Level 3 in the fair value hierarchy and are determined using the Black-Scholes option pricing model using the following assumptions:

	As of December 31,
	2025	2024
Share price	$13.39	$6.96
Expected volatility	74.32%	90.70%
Risk-free rate	3.44%	4.18%
Expected life	1.75 years	2.75 years

5.
GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The recognition of goodwill represents the strategic and synergistic benefits the Company expects to realize from acquisitions.

Goodwill is not amortized to earnings, rather, it is assessed for impairment annually during the fourth quarter for its single reporting unit. The Company also performs an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value, to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

In conducting the annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed and the fair value of the reporting unit is determined by analyzing the total fair value of equity compared to the carrying value of the reporting unit. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. No impairment charges have been recorded during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company has made no additions to its outstanding goodwill.

6.
ACCRUED EXPENSES

At December 31, 2025 and 2024, accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation	$9,467	$6,405
Accrued clinical trial costs	8,336	4,332
Accrued other research and development costs	1,238	841
Professional services	895	973
Other accruals	510	278
Total	$20,446	$12,829

7.
SHAREHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of December 31, 2025, the Company had 98,776,265 Common Shares issued and outstanding.

Voting Rights - Holders of Common Shares are entitled to one vote per share and may attend, vote, and participate in shareholder meetings, except where a specific class of shares is entitled to vote separately under the Business Corporations Act (British Columbia). A quorum is met if at least two shareholders holding at least 33 1/3% of the issued shares entitled to vote are present in person or by proxy. If a quorum is not present within 30 minutes of the scheduled meeting time, the meeting is adjourned to a time and place set by the chair or Board.

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

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement (“New ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the New ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the New ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company has not sold any Common Shares under the 2024 ATM as of December 31, 2025.

March 2024 Offering and Private Placement

On March 7, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as representatives of the underwriters named therein, in connection with the issuance and sale by the Company in an underwritten offering (the “March 2024 Offering”) of 16,666,667 Common Shares (the “Offering Shares”), at an offering price of $6.00 per Offering Share, less underwriting discounts and commissions.

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

The Company has used the net proceeds from the March 2024 Offering and the March 2024 Private Placement for the research and development of the Company’s product candidates and working capital and general corporate purposes.

The March 2024 Offering and the Private Placement both closed on March 11, 2024.

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

The Company has used the net proceeds from the August 2024 Offering to fund the research and development of its product candidates and for working capital and general corporate purposes.

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

The gross proceeds to the Company from the October 2025 Offering, including the full exercise by the Underwriters of their option to purchase additional Common Shares, were approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The October 2025 Offering closed on October 31, 2025.

The Company intends to use the net proceeds from the October 2025 Offering to fund the research and development of its product candidates and working capital and general corporate purposes. The Company may also use a portion of the net proceeds to invest in or acquire additional businesses or compounds that the Company believes are complementary to its own.

Common Shares Reserved for Issuance

A summary of shares reserved for issuance as of December 31, 2025 is summarized below:

December 31, 2025
Pre-Funded Warrants	9,428,775
2022 USD Financing Warrants	4,199,954
Shares available to grant under 2025 Plan	4,778,811
Stock options issued and outstanding	6,106,759
RSUs issued and outstanding	5,457,220
Shares available to grant under ESPP	612,678
Amendment Conversion Shares	760,683
Shares issuable under ESPP	33,787
Total shares reserved for issuance	31,378,667

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

The below table represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the year ended December 31, 2025:

2022 USD Financing Warrants
Balance at December 31, 2024	5,086,300
Issued	—
Exercised	(886,346)
Expired	—
Balance at December 31, 2025	4,199,954

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the year ended December 31, 2025 (in thousands):

Warrant Liability
Balance at December 31, 2024	$24,010
Warrant exercise	(5,936)
Change in fair value of the warrant liability	22,831
Balance at December 31, 2025	$40,905

9.
STOCK-BASED COMPENSATION

Prior to March 14, 2025, the Company was authorized to issue a number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the 2020 Option Plan, together with Common Shares that were issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the 2020 PRSU Plan and ESPP. The 2020 Option Plan and the 2020 PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the 2020 Option Plan or the 2020 PRSU Plan. With the retirement of the 2020 Option Plan and the 2020 PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% limitation from the Prior Plans.

In June 2025, the Company adopted the 2025 Plan, consisting of (a) 4,500,000 Common Shares reserved for issuance under the 2025 Plan, and (b) a maximum of 9,318,090 Common Shares (the “Outstanding Award Shares”) consisting of (i) an aggregate of 3,500,979 Common Shares that were subject to outstanding option awards under the 2020 Option Plan and (ii) an aggregate of 5,817,111 Common Shares subject to outstanding restricted stock unit ("RSU") awards and performance share unit ("PSU") awards under the 2020 PRSU Plan. The Outstanding Award Shares will become available for issuance under the 2025 Plan if and as such awards under the 2020 Option Plan and the 2020 PRSU Plan are forfeited or otherwise terminated. As of December 31, 2025, 375,935 stock options and no RSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). All such inducement grants are granted outside of the Company’s equity incentive plans and are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the year ended December 31, 2025, the Company issued inducement grants consisting of 2,358,300 stock options and 284,500 PSUs. As of December 31, 2025, there were an aggregate of 3,403,800 inducement awards outstanding consisting of (i) 3,059,300 stock options, (ii) 60,000 RSUs and (iii) 284,500 PSUs.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2024	4,225,032	$12.35	6.6	$4,147,893
Granted	3,050,785	8.12
Exercised	(315,094)	4.88
Forfeited	(589,907)	6.55
Expired	(264,057)	17.81
Options outstanding at December 31, 2025	6,106,759	$10.94	7.6	$30,906,946
Options vested and exercisable at December 31, 2025	2,203,901	$16.62	4.9	$8,753,878

The weighted average grant date fair value of options granted during the year ended December 31, 2025 was $6.24. The aggregate intrinsic value of options vested and exercised during the year ended December 31, 2025 was $2.7 million and $0.9 million, respectively. The expense recognized related to options during the years ended December 31, 2025 and 2024 was $7.7 million and $8.2 million, respectively.

The following table presents the assumptions used for the stock option grants for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Share price	$5.77 - $12.62	$4.98 - $9.40
Expected volatility	87.1% - 92.5%	87.8% - 93.4%
Risk-free rate	3.6% - 4.6%	3.5% - 4.5%
Expected life	5.3 - 6.1 years	5.0 - 6.1 years
Expected dividend yield	0%	0%

Share price (fair value of Common Shares)— The fair value of the Company’s Common Shares is determined based upon the closing price of the Common Shares one day prior to grant.

Expected volatility—Due to the Company's limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company's stock options.

Expected life—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally between 5 to 10 years.

Dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Restricted Share Units

The following table summarizes the Company's RSU activity for the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	1,371,266	$6.35
Granted	5,318,500	6.43
Vested	(843,017)	7.57
Cancelled	(389,529)	5.55
Balance at December 31, 2025	5,457,220	$6.29

RSU activity includes PSUs. As of December 31, 2025, there are 1,982,500 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. The Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 3,965,000 PSUs, which is included in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The fair market value of RSUs vested during the year ended December 31, 2025 was $7.5 million. The expense recognized related to RSUs during the years ended December 31, 2025 and 2024 was $12.1 million and $8.7 million, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP will commence automatically every six months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the year ended December 31, 2025, the Company recognized $0.2 million of expense in relation to its ESPP and issued 66,165 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$8,746	$6,126
General and administrative	11,350	10,787
Total	$20,096	$16,913

As of December 31, 2025, there was approximately $21.0 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the 2025 Plan that is expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2025, there was approximately $27.3 million of total unrecognized stock-based compensation expense related to RSUs granted to employees under the RSU Plan that is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2025, there was a nominal amount of total unrecognized stock-based compensation expense related to the Common Shares to be issued under the ESPP that is expected to be recognized over a weighted average period of 0.2 years.

Directors’ Deferred Share Unit Plan

On April 16, 2021, the Company adopted the Definium Therapeutics Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the year ended December 31, 2025, $1.5 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, $0.8 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs.

During the years ended December 31, 2025 and 2024, the Company did not issue any additional DDSUs. There were 196,838 DDSUs vested as of December 31, 2025. The liability associated with the outstanding vested DDSU’s was $2.6 million as of December 31, 2025, and was recorded to accrued expenses in the accompanying consolidated balance sheets.

10.
INCOME TAXES

The Components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(159,844)	$(123,631)
Foreign	(23,949)	14,952
Total	$(183,793)	$(108,679)

Note that the Company is domiciled in Canada; however, predominant operations are in the United States, and under the Company’s tax structure the parent entity files tax returns in both the United States and Canada. Therefore, the Company is reconciling to the United States federal statutory rate. Upon adoption of ASU 2023-09, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
Income taxes at statutory rates	$(38,597)	21.0%
State income tax, net of federal benefit	—	0.0%
Foreign tax effects
Canada
Foreign rate differential	—	0.0%
Warrant fair value adjustment	6,164	-3.3%
Other	(1,359)	0.7%
Switzerland
Other	223	-0.1%
Australia
Other	1	0.0%
Effect of cross-border tax laws	(11)	0.0%
Changes in valuation allowance	31,222	-17.0%
Nontaxable or nondeductible items
Other non-deductible permanent items	2,342	-1.3%
Other	15	0.0%
Changes in Unrecognized Tax Benefits	—	0.0%
Provision for income taxes	$—	0.0%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

Year Ended December 31, 2024
Income tax at federal statutory rate	$(22,820)
State income tax expense, net of federal tax effect	(1)
Nondeductible permanent items	55
Executive compensation	952
Warrant fair value adjustment	(212)
Foreign rate differential	3,512
Adjustment to deferred taxes	(1,641)
Nonqualified stock option and performance award windfall upon exercise	1,253
Change in valuation allowance	18,902
$—

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2025 and 2024 is primarily attributable to the change in valuation allowance, foreign rate differential, executive compensation, and capitalized research expenses.

The following table provides the effect of temporary differences that created deferred income taxes as of December 31, 2025 and 2024. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective periods (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Reserves	$1,164	$868
Stock-based compensation	3,932	2,652
Share issuance costs	6,698	840
Net operating loss carryforward	78,395	42,466
Other assets	68	81
Intangible assets	1,055	1,164
Capitalized R&D	18,356	21,821
Lease liability	131	8
Other	3	25
Valuation allowance	(109,684)	(69,925)
Net deferred income tax assets	118	—

Deferred tax liabilities:
Right of use asset	(118)	—
Total deferred tax liabilities	(118)	—
Net deferred income tax liability	$—	$—

As of December 31, 2025 and 2024, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2025 and 2024. Accordingly, a valuation allowance of $109.7 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $39.8 million for the year ended December 31, 2025.

As of December 31, 2025, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $323.4 million and $20.0 million, respectively. The federal NOL carryforwards can be carried forward indefinitely, subject to 80% taxable income limitation. The state NOL carryforwards will begin to expire in 2037, unless previously utilized.

As of December 31, 2025, the Company had combined foreign net operating loss carryforwards available to reduce future taxable income of approximately $36.0 million, of which $0.8 million carryforward indefinitely, $29.9 million begin to expire in 2040, and $5.3 million begin to expire in 2028.

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

As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits.

The Company did not pay income taxes in any jurisdiction for the year ended December 31, 2025.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2025 and 2024, there were no interest and penalties recognized.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025.The Company has adopted ASU 2023-09 for the tax year ended December 31, 2025, applying the new standard prospectively. The impact of ASU 2023-09 to the Company's income tax footnote included expanded rate reconciliation detail disclosing additional information related to foreign tax effects and income taxes paid (net of refunds), by jurisdiction.

The One Big Beautiful Bill Act of 2025 ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax rules including immediate expensing of domestic research and development costs while foreign expenditures will continue to be capitalized and amortized over 15 years, and modifications to the timing of the deduction for interest expense. The enactment of the legislation did not have a material impact on the Company's income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on the Company's income tax rate in future years.

11.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 and 2024, the Company has obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $96.8 million and $103.8 million, respectively. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the clinical trials, sponsored research, manufacturing and preclinical studies.

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

During April 2022, the Company entered into a three-year operating lease for office space located in North Carolina with an expiration date of September 30, 2025. Total lease payments under the lease amounted to approximately $0.2 million. In June 2025, the Company amended the lease. The lease amendment extends the lease term from September 30, 2025 to February 1, 2031, and grants the Company additional space. The Company has rent abatement for the first 5 months of the new lease amendment. Total lease payments under the amended lease are expected to amount to approximately $0.8 million. In June 2025, a right-of-use asset and corresponding lease liability for $0.6 million were recorded on the accompanying consolidated balance sheet. The right-of-use asset is recorded in other non-current assets in the accompanying consolidated balance sheet. The current portion of the lease liability is recorded in accrued expenses and the noncurrent portion is recorded in other non-current liabilities in the accompanying consolidated balance sheet. The incremental borrowing rate utilized in the determination of the lease liability was 10.25%.

From time to time, the Company may become involved in litigation or other legal proceedings arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2025 and 2024, the Company is not a party to any material litigation, and the Company does not currently have any contingencies related to ongoing legal matters.

12.
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

The Amended Loan Agreement provides for, among other things: (i) an aggregate principal amount of term loans (the “Amendment Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all Term Loans outstanding under the Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans, (B) subsequent tranches of term loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of term loans of up to $50.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders, (ii) to the extent any Amendment Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent the Company has achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where the Company’s market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Amendment Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Amendment Term Loans to convert up to $7.0 million of the outstanding Amendment Term Loans into the Company’s common shares (the “Amendment Conversion Shares”), at conversion prices ranging from $4.01 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s shares and meets the conditions for equity classification. On July 22, 2025, under the terms of the Amended Loan Agreement, K2HV converted $1.0 million of the outstanding Amendment Term Loans into 249,377 Common Shares. As of December 31, 2025, K2HV may convert up to an additional $6.0 million of the outstanding Amendment Term Loans into Common Shares at conversion prices ranging from $7.02 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of December 31, 2025.

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification and no gain or loss was recognized. Transaction costs incurred from or paid on behalf of K2HV of approximately $0.4 million were capitalized as a deferred debt discount and will be amortized over the term of the Amended Loan Agreement. Transaction costs incurred with third parties directly relating to the Amended Loan Agreement were expensed as incurred.

The Company recorded $5.5 million in interest expense for the year ended December 31, 2025, which included a $1.7 million final payment in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans.

Future expected repayments of principal amount due on the credit facility as of December 31, 2025 are as follows (in thousands):

2026	$—
2027	12,706
2028	20,785
2029	7,509
Total principal repayments	41,000
Unamortized debt issuance costs	(815)
Accrued final payment fee	394
Total credit facility, non-current, net	$40,579

As of December 31, 2025, the Company estimated the fair value of the credit facility to be $41.7 million, assuming $6.0 million of principal (the amount of Amendment Conversion Shares in-the-money as of December 31, 2025) is converted into Amendment Conversion Shares.

13.
EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) savings plan for its employees in 2023. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of employee contributions, and 50% on the next 2% of employee contributions. The Company contributed $0.8 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively.

14.
SEGMENT REPORTING

The Company has one reportable segment relating to the research and development of the Company’s neurological drug development platform.

The Company’s CODM, its Chief Executive Officer, reviews the Company’s operations, including reviewing budgets and trial related data, and decides how to allocate resources and assess performance. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and total assets and the CODM makes decisions using this information on a consolidated basis. The CODM uses consolidated net income or loss as a measure of profit or loss in allocating resources and assessing segment performance. In addition to the expense categories included within net income presented on the Company's Consolidated Statements of Operations and Comprehensive Loss, see below for additional expense detail that is routinely reviewed by the CODM (in thousands):

	Year Ended December 31,
	2025	2024
Research and development:
Internal expenses	$32,834	$23,513
External expenses	84,831	41,784
Total	117,665	65,297
General and administrative:
Internal expenses	22,612	18,986
External expenses	26,032	19,633
Total	48,644	38,619
Loss from operations	(166,309)	(103,916)
Total other expense, net	(17,484)	(4,763)
Net loss	$(183,793)	$(108,679)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, California, Auditor Firm ID: 185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of Definium Therapeutics, Inc. are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Form	Exhibit No.	Incorporated by Reference Filing Date	File No.
3.1*	Amended and Restated Articles of Definium Therapeutics, Inc., effective as January 9, 2026.
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of January 9, 2026.	8-K	3.1	January 12, 2026	001-40360
3.3	Certificate of Name Change, dated January 9, 2026	8-K	3.2	January 12, 2026	001-40360
4.1*	Description of Capital Stock of Definium Therapeutics, Inc.
4.2*	Form of Definium Therapeutics, Inc. Common Share Certificate.
4.3	Form of 2022 USD Financing Warrant	8-K	4.1	September 28, 2022	001-40360
4.4	Form of Pre-Funded Warrant	8-K	4.1	August 12, 2024	001-40360
4.5	Form of Pre-Funded Warrant	8-K	4.1	October 17, 2024	001-40360
4.6	Form of Pre-Funded Warrant	10-Q	4.3	November 7, 2024	001-40360
10.1#*+	Form of Director and Officer Indemnity Agreement.
10.2#	Form of Restricted Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.	10-K	10.4	March 28, 2022	001-40360
10.3#	Mind Medicine (MindMed) Inc. Stock Option Plan (as amended and restated on March 7, 2023).	10-K	10.15	March 9, 2023	001-40360
10.4#	Mind Medicine (MindMed) Inc. Performance and Restricted Share Unit Plan (as amended and restated on March 7, 2023).	10-K	10.16	March 9, 2023	001-40360
10.5#	Form of Option Agreement to Mind Medicine (MindMed) Inc. Stock Option Plan.	10-K	10.17	March 9, 2023	001-40360
10.6+	K2 HealthVentures LLC Loan and Security Agreement	8-K	10.1	August 14, 2023	001-40360
10.7+	First Amendment to Loan and Security Agreement, dated April 18, 2025, by and among Mind Medicine (MindMed) Inc., certain of its subsidiaries party thereto, K2 HealthVentures LLC and Ankura Trust Company, LLC.	8-K	10.1	April 21, 2025	001-40360

10.8*

Second Amendment to Loan and Security Agreement, dated October 15, 2025, by and among Mind Medicine (MindMed) Inc., certain of its subsidiaries party thereto, K2 HealthVentures LLC and Ankura Trust Company, LLC.

10.9#*	Non-Employee Director Compensation Policy, amended as of January 28, 2026
10.10#	Directors' Deferred Share Unit Plan, amended as of June 8, 2023	10-Q	10.3	August 3, 2023	001-40360
10.11	Exchange Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.1	October 17, 2024	001-40360
10.12	Sales Agreement, dated as of June 28, 2024, by and between Mind Medicine (MindMed) Inc. and Leerink Partners LLC	S-3	1.2	June 28, 2024	001-280548
10.13#*	Definium Therapeutics, Inc. Employee Share Purchase Plan
10.14	Form of Registration Rights Agreement, dated as of March 7, 2024 between Mind Medicine (MindMed) Inc. and the Investors	8-K	10.2	March 11, 2024	001-40360
10.15	Amendment No. 1 to the Registration Rights Agreement, dated as of October 17, 2024, by and among Mind Medicine (MindMed) Inc., Commodore Capital Master LP and Deep Track Biotechnology Master Fund, LTD.	8-K	10.2	October 17, 2024	001-40360
10.16#	Form of Performance Share Unit Grant Agreement to Performance and Restricted Share Unit Plan.	10-Q	10.1	May 8, 2025	001-40360
10.17#	Form of Performance Share Unit Grant Agreement granted as an Inducement Award.	10-Q	10.2	May 8, 2025	001-40360
10.18#	Form of Restricted Share Unit Grant Agreement granted as an Inducement Award	10-Q	10.3	May 8, 2025	001-40360
10.19#	Form of Option Agreement granted as an Inducement Award	10-Q	10.4	May 8, 2025	001-40360
10.20#*	Definium Therapeutics, Inc. 2025 Equity Incentive Plan
10.21#*	Form of Stock Option Award Agreement to Definium Therapeutics, Inc. 2025 Equity Incentive Plan
10.22#*	Form of Restricted Share Unit Award Agreement to Definium Therapeutics, Inc. 2025 Equity Incentive Plan
10.23#*	Form of Option Agreement granted as an Inducement Award
10.24#*	Form of PSU Agreement granted as an Inducement Award
10.25#	Executive Employment Agreement, effective as of May 27, 2025, between Mind Medicine (MindMed) Inc. and Brandi L. Roberts	10-Q	10.1	July 31, 2025	001-40360
10.26#	Executive Employment Agreement, effective as of July 30, 2025, between Mind Medicine (MindMed) Inc. and Robert Barrow	10-Q	10.6	July 31, 2025	001-40360

10.27#	Executive Employment Agreement, effective as of July 30, 2025, between Mind Medicine (MindMed) Inc. and Daniel Karlin, M.D.	10-Q	10.7	July 31, 2025	001-40360
10.28#	Executive Employment Agreement, effective as of July 30, 2025, between Mind Medicine (MindMed) Inc. and Mark R. Sullivan	10-Q	10.8	July 31, 2025	001-40360
10.29#	Executive Employment Agreement, effective as of July 30, 2025, between Mind Medicine (MindMed) Inc. and Matt Wiley	10-Q	10.9	July 31, 2025	001-40360
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Definium Therapeutics, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

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

Definium Therapeutics, Inc.

Date: February 26, 2026	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Barrow and Brandi L. Roberts as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his/her capacity as a director and/or officer of Definium Therapeutics, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Barrow	Chief Executive Officer and Director	February 26, 2026
Robert Barrow	(Principal Executive Officer)

/s/ Brandi L. Roberts	Chief Financial Officer	February 26, 2026
Brandi L. Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carol Vallone	Director	February 26, 2026
Carol Vallone

/s/ David Gryska	Director	February 26, 2026
David Gryska

/s/ Roger Crystal	Director	February 26, 2026
Roger Crystal, MD

/s/ Andreas Krebs	Director	February 26, 2026
Andreas Krebs

/s/ Roger Adsett	Director	February 26, 2026
Roger Adsett

/s/ Suzanne Bruhn	Director	February 26, 2026
Suzanne Bruhn, PhD