Form 10-Q
period 2026-03-31
Definium Therapeutics, Inc.
filed 2026-05-07
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026 the registrant had 109,066,783 Common Shares outstanding.

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
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for DT120 orally disintegrating tablet (“ODT”) in generalized anxiety disorder (“GAD”);
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for DT120 ODT in major depressive disorder (“MDD”);
•
the timing of initiation of our Phase 3 clinical trial of DT120 ODT in posttraumatic stress disorder (“PTSD”), and the protocol for our proposed Phase clinical trial of DT120 ODT in PTSD;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” previously disclosed in Part I, Item 1A. in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report”) and in Part II, Item 1A in this Quarterly Report and the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website (https://ir.definiumtx.com/). We therefore encourage investors and others interested in our company to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Quarterly Report. Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report to the “Company,” “Definium,” “we,” “us,” and “our” refer to Definium Therapeutics, Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Definium Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$262,518	$257,837
Short-term investments	110,904	153,756
Prepaid and other current assets	7,141	7,727
Total current assets	380,563	419,320
Goodwill	19,918	19,918
Other non-current assets	812	862
Total assets	$401,293	$440,100

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,127	$5,347
Accrued expenses	24,514	20,446
2022 USD Financing Warrants	49,471	40,905
Total current liabilities	81,112	66,698
Credit facility, long-term	40,773	40,579
Other non-current liabilities	559	496
Total liabilities	122,444	107,773

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of March 31, 2026 and December 31, 2025; 104,044,508 and 98,776,265 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	937,795	913,914
Accumulated other comprehensive income	824	1,085
Accumulated deficit	(659,770)	(582,672)
Total shareholders' equity	278,849	332,327
Total liabilities and shareholders' equity	$401,293	$440,100

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Operating expenses:
Research and development	$41,484	$23,357
General and administrative	17,736	8,802
Total operating expenses	59,220	32,159
Loss from operations	(59,220)	(32,159)
Other income/(expense):
Interest income	3,457	2,433
Interest expense	(1,245)	(602)
Foreign exchange loss, net	(44)	(19)
Change in fair value of 2022 USD Financing Warrants	(20,046)	6,999
Total other income/(expense)	(17,878)	8,811
Net loss	(77,098)	(23,348)
Other comprehensive loss
Unrealized gain/(loss) on investments	(262)	10
Gain/(loss) on foreign currency translation	1	(27)
Comprehensive loss	$(77,359)	$(23,365)
Net loss per common share, basic	$(0.71)	$(0.27)
Net loss per common share, diluted	$(0.71)	$(0.35)
Weighted-average common shares, basic	108,790,941	85,067,855
Weighted-average common shares, diluted	108,790,941	87,091,461

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Shares
(in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2025	98,776,265	$—	$913,914	$1,085	$(582,672)	$332,327
Issuance of common shares under employee share purchase plan ("ESPP")	33,787	—	276	—	—	276
Issuance of common shares upon settlement of restricted share unit ("RSU") awards	169,306	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	901,800	—	15,313	—	—	15,313
Exercise of pre-funded warrants	4,000,000		4	—	—	4
Amortization of deferred ATM costs	—	—	(40)	—	—	(40)
Stock-based compensation expense	—	—	7,132	—	—	7,132
Exercise of stock options	163,350	—	1,196	—	—	1,196
Net loss and comprehensive loss	—	—	—	(261)	(77,098)	(77,359)
Balance, March 31, 2026	104,044,508	$—	$937,795	$824	$(659,770)	$278,849

Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under ESPP	34,017	—	186	—	—	186
Issuance of common shares upon settlement of RSU awards	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(77,098)	$(23,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,132	3,426
Change in fair value on directors' deferred share units ("DDSU")	1,030	(18)
Change in fair value of the 2022 USD Financing Warrants	20,046	(6,999)
Amortization of discounts and premiums on investments, net	591	—
Other non-cash adjustments	220	(19)
Changes in operating assets and liabilities:
Prepaid and other current assets	585	(1,380)
Other noncurrent assets	118	(10)
Accounts payable	1,780	258
Accrued expenses	2,994	(1,329)
Other liabilities, long-term	(29)	—
Net cash used in operating activities	(42,631)	(29,419)
Cash flows from investing activities
Purchases of investments	—	(162,458)
Maturity of investments	42,000	—
Net cash provided by (used in) investing activities	42,000	(162,458)
Cash flows from financing activities
Proceeds from exercise of pre-funded warrants	4	—
Proceeds from exercise of 2022 USD Financing Warrants	3,833	579
Proceeds from exercise of options	1,196	237
Proceeds from issuance of common shares under ESPP	276	186
Net cash provided by financing activities	5,309	1,002
Effect of exchange rate changes on cash	3	(12)
Net increase/(decrease) in cash and cash equivalents	4,681	(190,887)
Cash and cash equivalents, beginning of period	257,837	273,741
Cash and cash equivalents, end of period	$262,518	$82,854

Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$1,051	$602
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	11,480	295
Lease liabilities arising from obtaining right-of-use assets	135	—
Amortization of deferred financing costs	40	—

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
DESCRIPTION OF THE BUSINESS

Definium Therapeutics, Inc. (the “Company” or “Definium”) is incorporated under the laws of the Province of British Columbia, Canada. Its wholly-owned subsidiaries, Definium Therapeutics US, Inc. (“Definium US”) and HealthMode, Inc. are both incorporated in the State of Delaware, United States. Definium US was incorporated on May 30, 2019, and HealthMode, Inc. was incorporated on December 13, 2017.

On January 9, 2026, the Company changed its corporate name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. On January 12, 2026, the Company changed the name of its wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc.

Definium is a late-stage clinical biopharmaceutical company developing novel product candidates to treat brain health disorders. The Company's mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including DT120 and DT402, the Company's lead product candidates.

Liquidity

As of March 31, 2026, the Company had an accumulated deficit of $659.8 million. Through March 31, 2026, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), and warrants to purchase Common Shares, and the Company’s credit facility.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities under an effective Securities Act of 1933 (the "Securities Act") registration statement, which is December 31, 2026.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

2.
BASIS OF pRESENTATION AND Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and as amended by Accounting Standards Updates of FASB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 26, 2026 (the “2025 Annual Report”). The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the periods ended December 31, 2025 and 2024, included in the 2025 Annual Report. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of March 31, 2026, the Company’s cash equivalents consisted of U.S. government money market funds at a high-credit quality and U.S. federally insured financial institution. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $257.2 million as of March 31, 2026, and $255.3 million as of December 31, 2025.

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

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in the statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss. The fair value of the Company's investments was $110.9 million and $153.8 million as of March 31, 2026 and December 31, 2025, respectively.

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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common shareholders, basic	$(77,098)	$(23,348)
Change in fair value of the 2022 USD Financing Warrants	—	(6,999)
Net loss attributable to common shareholders, diluted	$(77,098)	$(30,347)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	8,584,331	9,753,775
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	100,206,610	75,314,080
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	108,790,941	85,067,855
Incremental shares from 2022 USD Financing Warrants	—	2,023,606
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	108,790,941	87,091,461

Net loss per share:
Basic	$(0.71)	$(0.27)
Diluted	$(0.71)	$(0.35)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
2022 USD Financing Warrants	3,298,154	—
Stock options	6,195,400	4,465,831
RSUs	8,175,499	5,948,852
Conversion Shares	760,683	249,377
Estimated ESPP shares	40,244	27,939
Total	18,469,980	10,691,999

For the three months ended March 31, 2025, 4,949,954 of 2022 USD Financing Warrants were not included in the table above as they were dilutive.

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	110,836	74	(6)	110,904
Total	$110,836	$74	$(6)	$110,904

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	153,426	330	—	153,756
Total	$153,426	$330	$—	$153,756

The following table summarizes the maturities of the Company's investments at March 31, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$95,126	$95,176
Due in one to two years	14,694	14,712
Due in two to three years	1,016	1,016
Total	$110,836	$110,904

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of March 31, 2026 or December 31, 2025.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$257,206	$—	$—	$257,206
U.S. agency bonds	—	110,904	—	110,904
Total	$257,206	$110,904	$—	$368,110
Financial liabilities:
DDSU Liability	$3,638	$—	$—	$3,638
2022 USD Financing Warrant Liability	—	—	49,471	49,471
Total	$3,638	$—	$49,471	$53,109

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$255,280	$—	$—	$255,280
U.S. agency bonds	—	153,756	—	153,756
Total	$255,280	$153,756	$—	$409,036
Financial liabilities:
DDSU Liability	$2,608	$—	$—	$2,608
2022 USD Financing Warrant Liability	—	—	40,905	$40,905
Total	$2,608	$—	$40,905	$43,513

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2026 and the year ended December 31, 2025.

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

	As of March 31, 2026	As of December 31, 2025
Share price	$18.90	$13.39
Expected volatility	72.72%	74.32%
Risk-free rate	3.70%	3.44%
Expected life	1.5 years	1.75 years

5.
GOODWILL

During the three months ended March 31, 2026, the Company had made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the three months ended March 31, 2026 and 2025, respectively.

6.
ACCRUED EXPENSES

At March 31, 2026 and December 31, 2025, accrued expenses consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accrued compensation	$7,413	$9,467
Accrued clinical trial costs	12,846	8,336
Accrued other research and development costs	824	1,238
Professional services	2,827	895
Other accruals	604	510
Total	$24,514	$20,446

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of March 31, 2026, the Company had 104,044,508 Common Shares issued and outstanding.

At-The-Market Facility

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement for an at-the-market offering program (“ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company had not sold any Common Shares under the 2024 ATM as of March 31, 2026.

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

The Company intends to use the net proceeds from the October 2025 Offering to fund the research and development of its product candidates and working capital and general corporate purposes. The Company may also use a portion of the net proceeds from the October 2025 Offering to invest in or acquire additional businesses or compounds that the Company believe are complementary to its own.

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the three months ended March 31, 2026:

2022 USD Financing Warrants
Balance at December 31, 2025	4,199,954
Issued	—
Exercised	(901,800)
Expired	—
Balance at March 31, 2026	3,298,154

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the three months ended March 31, 2026 (in thousands):

As of March 31, 2026
Balance at December 31, 2025	$40,905
Warrant exercise	(11,480)
Change in fair value of the warrant liability	20,046
Balance at March 31, 2026	$49,471

9.
STOCK-BASED COMPENSATION

Prior to March 14, 2025, the Company was authorized to issue a number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the 2020 Option Plan, together with Common Shares that were issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the MindMed Performance and Restricted Share Unit Plan (“2020 PRSU Plan”) and ESPP. The 2020 Option Plan and the 2020 PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the 2020 Option Plan or the 2020 PRSU Plan. With the retirement of the 2020 Option Plan and the 2020 PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% limitation from the Prior Plans.

In June 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), consisting of (a) 4,500,000 Common Shares reserved for issuance under the 2025 Plan, and (b) a maximum of 9,318,090 Common Shares (the “Outstanding Award Shares”) consisting of (i) an aggregate of 3,500,979 Common Shares that were subject to outstanding option awards under the 2020 Option Plan and (ii) an aggregate of 5,817,111 Common Shares subject to outstanding restricted stock unit (“RSU”) awards and performance share unit (“PSU”) awards under the 2020 PRSU Plan. The Outstanding Award Shares will become available for issuance under the 2025 Plan if and as such awards under the 2020 Option Plan and the 2020 PRSU Plan are forfeited or otherwise terminated. As of March 31, 2026, 425,935 stock options, 2,270,010 RSUs, and 285,000 PSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). All such inducement grants are granted outside of the Company’s equity incentive plans and are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the three months ended March 31, 2026, the Company issued inducement grants consisting of 307,610 stock options and 34,500 PSUs. As of March 31, 2026, there were an aggregate of 3,613,410 inducement awards outstanding consisting of (i) 3,234,410 stock options, (ii) 60,000 RSUs and (iii) 319,000 PSUs.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2025	6,106,759	$10.94	7.6	$30,906,946
Granted	357,610	17.12
Exercised	(163,350)	7.33
Forfeited	(4,719)	4.81
Expired	(100,900)	37.42
Options outstanding at March 31, 2026	6,195,400	$10.97	7.6	$58,150,165
Options vested and exercisable at March 31, 2026	2,340,431	$14.76	5.2	$18,691,811

The expense recognized related to options during the three months ended March 31, 2026 and 2025 was $2.4 million and $1.6 million, respectively.

Restricted Share Units

The following table summarizes the Company's RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	5,457,220	$6.29
Granted	2,909,010	18.01
Vested	(169,306)	6.17
Cancelled	(21,425)	14.58
Balance at March 31, 2026	8,175,499	$10.44

During the three months ended March 31, 2026, RSUs granted include 319,500 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of March 31, 2026, the Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 639,000 PSUs, which is included in "Granted" in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs during the three months ended March 31, 2026 and 2025 was $4.6 million and $1.8 million, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP commence automatically every six months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the three months ended March 31, 2026, the Company recognized $0.1 million of expense in relation to its ESPP and issued 33,787 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,875	$2,053
General and administrative	4,257	1,373
Total	$7,132	$3,426

As of March 31, 2026, there was approximately $23.2 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees and directors under the Stock Option Plan that is expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2026, there was approximately $68.7 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the PRSU Plan that is expected to be recognized over a weighted average period of 3.2 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the Definium Therapeutics Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the three months ended March 31, 2026, $1.0 million of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, a nominal amount of stock-based compensation expense was recognized relating to the revaluation of the vested DDSUs.

During the three months ended March 31, 2026, the Company did not issue any additional DDSUs. There were 197,932 DDSUs vested as of March 31, 2026. The liability associated with the outstanding vested DDSU’s was $3.6 million as of March 31, 2026, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

10.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $128.9 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

From time to time, the Company may become involved in litigation or other legal proceedings arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company is not a party to any material litigation, and the Company does not currently have any contingencies related to ongoing legal matters.

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

The Amended Loan Agreement provides for, among other things: (i) an aggregate principal amount of term loans (the “Amendment Term Loans”) of up to $120.0 million, consisting of (A) a new Restatement First Tranche Term Loan (as defined in the Amended Loan Agreement) of $42.0 million, which was funded on the Effective Date, a portion of the proceeds of which was used on the Effective Date to refinance in full all Term Loans outstanding under the Loan Agreement, and to pay fees and expenses in connection with the Amended Loan Agreement and the refinancing of the existing Term Loans, (B) subsequent tranches of Amendment Term Loans totaling up to $28.0 million, subject to the occurrence of certain time-based clinical and regulatory milestones and (C) an additional tranche of Amendment Term Loans of up to $50.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders, (ii) to the extent any Amendment Term Loans other than the Restatement First Tranche Term Loans are made during the term of the Amended Loan Agreement, a minimum liquidity covenant, beginning on the earlier to occur of (x) July 1, 2026 (which may be extended to July 1, 2027 to the extent the Company has achieved certain fundraising milestones) and (y) the date on which certain clinical and regulatory milestones are not achieved, which covenant shall be waived in any period where the Company’s market capitalization exceeds $500.0 million, (iii) a decrease in the interest rate applicable to all Amendment Term Loans under the Amended Loan Agreement to the greater of (x) 10.25% and (y) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.75% per annum, and (iv) a conversion right at the election of the Lenders at any time following the Effective Date and prior to the full repayment of the Amendment Term Loans to convert up to $7.0 million of the outstanding Amendment Term Loans into the Company’s common shares (the “Amendment Conversion Shares”), at conversion prices ranging from $4.01 per Amendment Conversion Share to $9.00 per Amendment Conversion Share. The Company concluded that the conversion feature qualifies for the equity scope exception under ASC Topic 815 Derivatives and Hedging and therefore was not bifurcated as an embedded derivative.

On July 22, 2025, under the terms of the Amended Loan Agreement, K2HV converted $1.0 million of the outstanding Amendment Term Loans into 249,377 Common Shares. As of March 31, 2026, K2HV may convert up to an additional $6.0 million of the outstanding Amendment Term Loans into Common Shares at conversion prices ranging from $7.02 per Amendment Conversion Share to $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of March 31, 2026.

In accordance with ASC Topic 470-50, Debt Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification and no gain or loss was recognized. Transaction costs incurred from or paid on behalf of K2HV of approximately $0.4 million were capitalized as a deferred debt discount and will be amortized over the term of the Amended Loan Agreement. Transaction costs incurred with third parties directly relating to the Amended Loan Agreement were expensed as incurred.

The Company recorded $1.2 million in interest expense for the three months ended March 31, 2026.

Future expected repayments of the principal amount due on the credit facility as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	12,706
2028	20,785
2029	7,509
Total principal repayments	41,000
Unamortized debt issuance costs	(752)
Accrued final payment fee	525
Total credit facility, non-current, net	$40,773

As of March 31, 2026, the Company estimated the fair value of the credit facility to be $45.4 million, assuming $6.0 million of principal (the amount of Conversion Shares in-the-money as of March 31, 2026) is converted into Conversion Shares.

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

	Three Months Ended March 31,
	2026	2025
Research and development:
Internal expenses	$11,097	$7,846
External expenses	30,387	15,511
Total	41,484	23,357
General and administrative:
Internal expenses	8,107	3,822
External expenses	9,629	4,980
Total	17,736	8,802
Loss from operations	(59,220)	(32,159)
Total other income/(expense), net	(17,878)	8,811
Net loss	$(77,098)	$(23,348)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This Quarterly Report, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our 2025 Annual Report and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

Our U.S. GAAP accounting policies are referred to in Note 2 of the Condensed Consolidated Financial Statements in this Quarterly Report as well as the Consolidated Financial Statements included in our 2025 Annual Report. All amounts are in United States dollars, unless otherwise indicated.

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

Our lead product candidate, DT120 orally disintegrating tablet (“ODT”), is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of adults with generalized anxiety disorder (“GAD”), major depressive disorder (“MDD”) and posttraumatic stress disorder (“PTSD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of DT120 for the treatment of GAD. The trial met its primary endpoint, with DT120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale ("HAM-A") compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough designation to our DT120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of DT120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. In September 2025, we announced that the full results from our Phase 2b clinical trial of DT120 in GAD had been published in the Journal of the American Medical Association.

In June 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of DT120 ODT into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for DT120 ODT is expected to consist of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Both trials use an adaptive trial design with a blinded interim sample size re-estimation (“SSRE”), allowing for an increase in sample size by up to 50% in each trial or, in the case of Panorama, a decrease in sample size, depending on the observed values for certain nuisance parameters. In February 2026, we announced that the SSRE for Voyage has been completed and it was determined that no increase in the sample size of the trial is required. In April 2026, we announced that Voyage was fully enrolled with 214 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. In April 2026, we also announced that the SSRE for Panorama has been completed and it was determined that the sample size of the trial would be updated to a target of 200 participants randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo. We also announced that enrollment in Panorama exceeded the 200 participant target and that screening for Panorama has closed. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between DT120 ODT 100 µg and placebo. We anticipate a topline readout (Part A results) for Voyage in early third quarter 2026 and a topline readout (Part A results) for Panorama in late third quarter 2026.

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

We activated the initial sites in our second Phase 3 clinical trial of DT120 ODT in MDD, Ascend (DT120-311), in the first quarter of 2026 and anticipate dosing to begin in the second quarter of 2026. Ascend has a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of DT120 ODT versus placebo (Part A); and Part B, which includes a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT. Ascend is anticipated to enroll approximately 175 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo.

In April 2026, we announced the Haven study as part of our planned Phase 3 clinical program for DT120 ODT for the treatment of adults with PTSD. The Haven study is anticipated to be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Haven is anticipated to enroll approximately 200 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. The primary endpoint is anticipated to be the change from baseline in Clinician-Administered PTSD Scale for DSM-5 (CAPS-5) at Week 8 between DT120 ODT 100 µg and placebo. Haven is expected to initiate in 2027.

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

We initiated a Phase 2a trial of DT402 in ASD in the fourth quarter of 2025. This study is a single-dose, open-label study to assess early signals of efficacy of DT402 in treating core socialization and communication symptoms in adults with ASD. This study is anticipated to enroll up to 20 participants. The objectives and endpoints of the study are designed to characterize the pharmacodynamics and clinical effects of DT402 in adults with ASD, including on multiple functional measures. We anticipate initial data from our Phase 2a study in 2026.

Beyond our clinical stage product candidates, we are exploring additional programs, including through external collaborations, which we seek to expand our drug development pipeline and broaden the potential applications of our lead product candidates. These research and development programs include nonclinical, preclinical and human clinical trials of current and new product candidates and research compounds with our collaborators.

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

We were incorporated under the laws of the Province of British Columbia, Canada in 2010. Our wholly-owned subsidiary, Definium Therapeutics US, Inc. (“Definium US”), was incorporated in the State of Delaware, United States in 2019. Prior to February 27, 2020, our operations were conducted through Definium US.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $77.1 million and $23.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $659.8 million and cash, cash equivalents and investments of $373.4 million.

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

We may also incur in‑process research and development expenses when we acquire or in‑license assets from other parties. Technology acquisitions are expensed or capitalized based on management’s assessment of the ultimate recoverability of the amounts paid and the potential for alternative future use. Acquired in‑process research and development costs that have no alternative future use are immediately expensed.

Internal expenses include employee-related costs such as salaries, related benefits and non-cash stock-based compensation expense for employees engaged in research and development functions.

We expect our research and development expenses to increase throughout 2026 as we continue the clinical development of our product candidates and other preclinical programs in GAD, MDD and PTSD and other potential or future indications, including initiating additional and larger clinical trials.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$41,484	$23,357
General and administrative	17,736	8,802
Total operating expenses	59,220	32,159
Loss from operations	(59,220)	(32,159)
Other income/(expense):
Interest income	3,457	2,433
Interest expense	(1,245)	(602)
Foreign exchange loss, net	(44)	(19)
Change in fair value of 2022 USD Financing Warrants	(20,046)	6,999
Total other income/(expense)	(17,878)	8,811
Net loss	$(77,098)	$(23,348)

Operating Expenses

Research and Development (in thousands):

	Three Months Ended March 31,
	2026	2025
External costs
DT120 program
DT120 GAD	$18,225	$10,911
DT120 MDD	8,257	1,758
DT120 other*	2,867	1,469
Total DT120 program	29,349	14,138
DT402 program	424	162
Preclinical and other programs	614	1,211
Total external costs	30,387	15,511
Internal costs	11,097	7,846
Total research and development expenses	$41,484	$23,357

* DT120 other consists of expenses that support the broader DT120 program, including nonclinical studies and consulting expenses.

Research and development expenses of $41.5 million for the three months ended March 31, 2026 increased by $18.1 million, or 78%, compared to $23.4 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $15.2 million in expenses related to our DT120 program, an increase of $3.2 million in internal personnel costs as a result of increasing research and development capabilities, and an increase of $0.3 million in DT402 program expenses, partially offset by a decrease of $0.6 million in preclinical and other program expenses.

General and Administrative

General and administrative expenses of $17.7 million for the three months ended March 31, 2026 increased by $8.9 million, or 101%, compared to $8.8 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $3.9 million in stock-based compensation expenses, an increase of $1.4 million in personnel-related expenses, an increase of $1.4 million in commercial-preparedness related expenses, an increase of $1.4 million in corporate and government affairs expenses, and an increase of $1.2 million in legal and patent expenses, partially offset by a decrease of $0.4 million in other miscellaneous administrative expenses.

Other Income (Expense)

Other expense for the three months ended March 31, 2026 was $17.9 million, and other income for the three months ended March 31, 2025 was $8.8 million. The variance was primarily driven by a change in fair value of $20.0 million on the warrants to purchase Common Shares issued in our underwritten public offering that closed on September 30, 2022 (the “2022 USD Financing Warrants") due primarily to an increase in the Company's share price from December 31, 2025 to March 31, 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from the issuance of equity and debt under our Amended Loan Agreement (as defined below). Our primary capital needs are for funds to support our scientific research and development activities including staffing, manufacturing, preclinical studies, clinical trials, commercialization planning, administrative costs and for working capital.

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

Our cash, cash equivalents and investments and our working capital at March 31, 2026, were $373.4 million and $299.5 million, respectively. Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of March 31, 2026 will be sufficient to fund our operations into 2028.

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

On March 7, 2024, we also entered into a securities purchase agreement with certain investors, pursuant to which such investors agreed to purchase, and we agreed to sell 12,500,000 Common Shares at a price of $6.00 per share, in a private placement (the "March 2024 Private Placement").

The net proceeds from the March 2024 Private Placement were approximately $70.1 million, after deducting fees and expenses payable. The March 2024 Offering and the Private Placement both closed on March 11, 2024.

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

We have no obligation to sell any of the ATM Shares and may, at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. We had not sold any Common Shares under the 2024 ATM as of March 31, 2026.

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

On October 29, 2025, we entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C. (the "Underwriters"), as representatives of the several underwriters named therein, in connection with an underwritten public offering (the "October 2025 Offering") of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the Underwriters in full on October 30, 2025.

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

Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of March 31, 2026 will be sufficient to fund our operations into 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(42,631)	$(29,419)
Net cash provided by (used in) investing activities	42,000	(162,458)
Net cash provided by financing activities	5,309	1,002
Foreign exchange impact on cash	3	(12)
Net increase/(decrease) in cash and cash equivalents	$4,681	$(190,887)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2026 was $42.6 million, which consisted of a net loss of $77.1 million, offset by a net change of $5.4 million in our net operating assets and liabilities, and $29.0 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $20.0 million, share-based compensation expense of $7.1 million, change in fair value of DDSU of $1.0 million, and amortization of discounts and premiums on investments, net of $0.6 million.

Cash used in operating activities for the three months ended March 31, 2025 was $29.4 million, which consisted of a net loss of $23.3 million and a net change of $2.5 million in our net operating assets and liabilities, and $3.6 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $7.0 million, and share-based compensation of $3.4 million.

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2026 consisted of maturities of investments of $42.0 million. Cash used in investing activities for the three months ended March 31, 2025 consisted of purchases of investments of $162.5 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2026, was $5.3 million, which consisted of $3.8 million of proceeds from the exercise of certain of the 2022 USD Financing Warrants, $1.2 million in proceeds from the exercise of options, and $0.3 million in proceeds from the issuance of Common Shares under the Employee Share Purchase Plan.

Cash provided by financing activities for the three months ended March 31, 2025 was $1.0 million, which consisted of $0.6 million of proceeds from the exercise of certain of the 2022 USD Financing Warrants, $0.2 million in proceeds from the exercise of options, and $0.2 million in proceeds from the issuance of Common Shares under the Employee Share Purchase Plan.

Contractual Obligations and Contingencies

See Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of March 31, 2026, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements in the 2025 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

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

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities under an effective Securities Act of 1933 registration statement or such earlier time that we no longer are an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will no longer be an emerging growth company after December 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2026, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Definium Therapeutics, Inc., effective as of January 9, 2026.	10-K	3.1	February 26, 2026	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of January 9, 2026.	8-K	3.1	January 12, 2026	001-40360
3.3	Certificate of Name Change, dated January 9, 2026.	8-K	3.2	January 12, 2026	001-40360
10.1*#	Form of PSU Agreement under the Definium Therapeutics, Inc. 2025 Equity Incentive Plan.
10.2*#	Non-Employee Director Compensation Policy, amended as of April 15, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Definium Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: May 7, 2026	By:	/s/ Brandi L. Roberts
Brandi L. Roberts, CPA
Chief Financial Officer