Form 10-Q
period 2026-06-30
Definium Therapeutics, Inc.
filed 2026-08-06
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 134,366,950 Common Shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the timing, progress and results of our investigational programs for DT120, a proprietary, pharmaceutically optimized form of lysergide D-tartrate (LSD), DT402, also referred to as R(-)-MDMA (together, our “lead product candidates”) and any other product candidates (together with our lead product candidates, our “product candidates”);
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
•
the timing of initiation of our proposed Phase 3 clinical trial of DT120 ODT in posttraumatic stress disorder (“PTSD”), and the protocol for our proposed Phase 3 clinical trial of DT120 ODT in PTSD;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Definium Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$655,267	$257,837
Short-term investments	428,612	153,756
Prepaid and other current assets	8,222	7,727
Total current assets	1,092,101	419,320
Goodwill	19,918	19,918
Other non-current assets	880	862
Total assets	$1,112,899	$440,100

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,965	$5,347
Accrued expenses	37,222	20,446
2022 USD Financing Warrants	113,017	40,905
Total current liabilities	157,204	66,698
Credit facility, long-term	36,467	40,579
Other non-current liabilities	549	496
Total liabilities	194,220	107,773

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of June 30, 2026 and December 31, 2025; 134,365,950 and 98,776,265 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,737,018	913,914
Accumulated other comprehensive income	417	1,085
Accumulated deficit	(818,756)	(582,672)
Total shareholders' equity	918,679	332,327
Total liabilities and shareholders' equity	$1,112,899	$440,100

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$48,665	$29,809	$90,149	$53,166
General and administrative	26,412	11,094	44,148	19,896
Total operating expenses	75,077	40,903	134,297	73,062
Loss from operations	(75,077)	(40,903)	(134,297)	(73,062)
Other income/(expense):
Interest income	3,587	2,774	7,044	5,207
Interest expense	(1,233)	(2,338)	(2,478)	(2,940)
Foreign exchange loss, net	(32)	(49)	(76)	(68)
Change in fair value of 2022 USD Financing Warrants	(86,231)	(2,228)	(106,277)	4,771
Total other income/(expense)	(83,909)	(1,841)	(101,787)	6,970
Net loss	(158,986)	(42,744)	(236,084)	(66,092)
Other comprehensive loss
Unrealized gain/(loss) on investments	(406)	36	(668)	46
Loss on foreign currency translation	(1)	(31)	—	(58)
Comprehensive loss	$(159,393)	$(42,739)	$(236,752)	$(66,104)
Net loss per common share, basic	$(1.44)	$(0.50)	$(2.15)	$(0.78)
Net loss per common share, diluted	$(1.44)	$(0.50)	$(2.15)	$(0.81)
Weighted-average common shares, basic	110,684,720	85,347,677	109,743,062	85,208,539
Weighted-average common shares, diluted	110,684,720	85,347,677	109,743,062	87,099,006

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Shares
(in thousands, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated OCI	Accumulated Deficit	Total
Balance, December 31, 2025	98,776,265	$—	$913,914	$1,085	$(582,672)	$332,327
Issuance of common shares under employee share purchase plan ("ESPP")	33,787	—	276	—	—	276
Issuance of common shares upon settlement of restricted share unit ("RSU") awards	169,306	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	901,800	—	15,313	—	—	15,313
Exercise of pre-funded warrants	4,000,000		4	—	—	4
Amortization of deferred ATM costs	—	—	(40)	—	—	(40)
Stock-based compensation expense	—	—	7,132	—	—	7,132
Exercise of stock options	163,350	—	1,196	—	—	1,196
Net loss and comprehensive loss	—	—	—	(261)	(77,098)	(77,359)
Balance, March 31, 2026	104,044,508	$—	$937,795	$824	$(659,770)	$278,849
Issuance of common shares, net of shares issuance cost	23,676,471	—	758,730	—	—	758,730
Issuance of common shares upon conversion of term loan principal	594,016	—	4,500	—	—	4,500
Issuance of common shares upon settlement of RSU awards	293,055	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	669,895	—	25,532	—	—	25,532
Exercise of pre-funded warrants	5,018,775	—	5	—	—	5
Amortization of deferred ATM costs	—	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	9,639	—	—	9,639
Exercise of stock options	69,230	—	859	—	—	859
Net loss and comprehensive loss	—	—	—	(407)	(158,986)	(159,393)
Balance, June 30, 2026	134,365,950	$—	$1,737,018	$417	$(818,756)	$918,679

Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under ESPP	34,017	—	186	—	—	186
Issuance of common shares upon settlement of RSU awards	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806
Issuance of common shares upon settlement of RSU awards	229,587	—	—	—	—	—
Stock-based compensation expense	—	—	5,253	—	—	5,253
Exercise of stock options, net of shares withheld for exercise and tax	62,289	—	80	—	—	80
Net loss and comprehensive loss	—	—	—	5	(42,744)	(42,739)
Balance, June 30, 2025	75,803,251	$—	$649,564	$807	$(464,971)	$185,400

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(236,084)	$(66,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,771	8,679
Change in fair value on directors' deferred share units ("DDSU")	6,243	152
Change in fair value of the 2022 USD Financing Warrants	106,277	(4,771)
Accretion of discount on investments, net	(773)	(2,422)
Unrealized foreign exchange	(11)	1
Other non-cash adjustments	436	(193)
Changes in operating assets and liabilities:
Prepaid and other current assets	321	1,736
Other noncurrent assets	(15)	2
Accounts payable	1,618	2,206
Accrued expenses	9,847	1,679
Other liabilities, long-term	(39)	5
Net cash used in operating activities	(95,409)	(59,018)
Cash flows from investing activities
Purchases of investments	(355,738)	(235,746)
Maturity of investments	81,000	33,750
Net cash used in investing activities	(274,738)	(201,996)
Cash flows from financing activities
Proceeds from equity offerings	805,000	—
Payment of equity offering costs	(46,418)	—
Proceeds from credit facility	—	42,000
Repayment of credit facility	—	(22,000)
Payment of credit facility issuance costs	—	(447)
Proceeds from exercise of pre-funded warrants	9	—
Proceeds from exercise of 2022 USD Financing Warrants	6,652	579
Proceeds from exercise of options	2,056	334
Proceeds from issuance of common shares under ESPP	276	186
Net cash provided by financing activities	767,575	20,652
Effect of exchange rate changes on cash	2	13
Net increase/(decrease) in cash and cash equivalents	397,430	(240,349)
Cash and cash equivalents, beginning of period	257,837	273,741
Cash and cash equivalents, end of period	$655,267	$33,392

Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$2,122	$3,187
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	34,165	295
Issuance of common shares upon conversion of term loan principal	4,500	—
Equity offering costs in prepaids and other current assets, net	148	—
Lease liabilities arising from obtaining right-of-use assets	135	586
Amortization of deferred financing costs	82	—
Proceeds from exercise of 2022 USD Financing Warrants in prepaid and other current assets	28	—
Withholding taxes payable on option exercises	—	17

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

Definium is a late-stage clinical biopharmaceutical company developing a new generation of therapeutics intended to address underlying causes of psychiatric and neurological disorders. The Company's mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including DT120 and DT402, respectively, the Company's lead product candidates.

Liquidity

As of June 30, 2026, the Company had an accumulated deficit of $818.8 million. Through June 30, 2026, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), and warrants to purchase Common Shares, and the Company’s credit facility.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of June 30, 2026, the Company’s cash equivalents consisted of U.S. government money market funds at high-credit quality and U.S. federally insured financial institutions. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $646.3 million as of June 30, 2026, and $255.3 million as of December 31, 2025.

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

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in the statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss. The fair value of the Company's investments was $428.6 million and $153.8 million as of June 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders, basic	$(158,986)	$(42,744)	$(236,084)	$(66,092)
Change in fair value of the 2022 USD Financing Warrants	—	—	—	(4,771)
Net loss attributable to common shareholders, diluted	$(158,986)	$(42,744)	$(236,084)	$(70,863)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	796,060	9,753,775	4,668,681	9,753,775
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	109,888,660	75,593,902	105,074,381	75,454,764
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	110,684,720	85,347,677	109,743,062	85,208,539
Incremental shares from 2022 USD Financing Warrants	—	—	—	1,890,467
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	110,684,720	85,347,677	109,743,062	87,099,006

Net loss per share:
Basic	$(1.44)	$(0.50)	$(2.15)	$(0.78)
Diluted	$(1.44)	$(0.50)	$(2.15)	$(0.81)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2022 USD Financing Warrants	2,628,259	4,949,954	2,628,259	—
Stock options	6,624,927	5,148,374	6,624,927	5,148,374
RSUs	7,860,004	5,960,422	7,860,004	5,960,422
Conversion Shares	166,666	1,010,059	166,666	1,010,059
Estimated ESPP shares	39,270	27,333	39,270	27,333
Total	17,319,126	17,096,142	17,319,126	12,146,188

For the six months ended June 30, 2025, 4,949,954 of 2022 USD Financing Warrants were not included in the table above as they were dilutive.

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	428,934	9	(331)	428,612
Total	$428,934	$9	$(331)	$428,612

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	153,426	330	—	153,756
Total	$153,426	$330	$—	$153,756

The following table summarizes the maturities of the Company's investments at June 30, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$358,157	$358,010
Due in one to two years	70,777	70,602
Total	$428,934	$428,612

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of June 30, 2026 or December 31, 2025.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$646,347	$—	$—	$646,347
U.S. agency bonds	—	428,612	—	428,612
Total	$646,347	$428,612	$—	$1,074,959
Financial liabilities:
DDSU Liability	$8,851	$—	$—	$8,851
2022 USD Financing Warrant Liability	—	—	113,017	113,017
Total	$8,851	$—	$113,017	$121,868

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$255,280	$—	$—	$255,280
U.S. agency bonds	—	153,756	—	153,756
Total	$255,280	$153,756	$—	$409,036
Financial liabilities:
DDSU Liability	$2,608	$—	$—	$2,608
2022 USD Financing Warrant Liability	—	—	40,905	$40,905
Total	$2,608	$—	$40,905	$43,513

There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2026 and the year ended December 31, 2025.

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

	As of June 30, 2026	As of December 31, 2025
Share price	$47.04	$13.39
Expected volatility	73.92%	74.32%
Risk-free rate	3.98%	3.44%
Expected life	1.25 years	1.75 years

5.
GOODWILL

During the six months ended June 30, 2026, the Company had made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the six months ended June 30, 2026 and 2025, respectively.

6.
ACCRUED EXPENSES

At June 30, 2026 and December 31, 2025, accrued expenses consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accrued compensation	$20,098	$9,467
Accrued clinical trial costs	13,368	8,336
Accrued other research and development costs	303	1,238
Professional services	2,893	895
Other accruals	560	510
Total	$37,222	$20,446

Accrued expenses increased by $16.8 million from December 31, 2025 to June 30, 2026, primarily driven by higher accrued compensation and accrued clinical trial costs. The increase in accrued compensation was primarily attributable to a $6.2 million increase in Director’s Deferred Share Unit-related accruals resulting from an increase in the Company's stock price in 2026 and a $5.7 million increase in accrued payroll taxes associated with settlements of RSUs expected to be made subsequent to June 30, 2026. The increase in accrued clinical trial costs was primarily attributable to increased expenses associated with the advancement of the Company's four Phase 3 clinical studies during the period.

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of June 30, 2026, the Company had 134,365,950 Common Shares issued and outstanding.

At-The-Market Facility

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement for an at-the-market offering program (“ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company had not sold any Common Shares under the 2024 ATM as of June 30, 2026.

June 2026 Offering

On June 23, 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (the “2026 Underwriters”), in connection with an underwritten public offering (the “June 2026 Offering”) of 20,588,236 Common Shares, at an offering price of $34.00 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the 2026 Underwriting Agreement, the Company granted the 2026 Underwriters an option, exercisable for 30 days, to purchase up to an additional 3,088,235 Common Shares at the same price, which was exercised by the Underwriters in full on June 24, 2026.

The gross proceeds to the Company from the June 2026 Offering, including the full exercise by the 2026 Underwriters of their option to purchase additional Common Shares, were approximately $805.0 million. Net proceeds were approximately $757.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The June 2026 Offering closed on June 25, 2026.

October 2025 Offering

On October 29, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (the “2025 Underwriters”), in connection with an underwritten public offering (the “October 2025 Offering”) of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the 2025 Underwriting Agreement, the Company granted the 2025 Underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the 2025 Underwriters in full on October 30, 2025.

The gross proceeds to the Company from the October 2025 Offering, including the full exercise by the 2025 Underwriters of their option to purchase additional Common Shares, were approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The October 2025 Offering closed on October 31, 2025.

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the six months ended June 30, 2026:

2022 USD Financing Warrants
Balance at December 31, 2025	4,199,954
Issued	—
Exercised	(1,571,695)
Expired	—
Balance at June 30, 2026	2,628,259

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the six months ended June 30, 2026 (in thousands):

Warrant Liability
Balance at December 31, 2025	$40,905
Warrant exercise	(34,165)
Change in fair value of the warrant liability	106,277
Balance at June 30, 2026	$113,017

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

In June 2026, the Company's shareholders approved an amendment to the 2025 Plan to increase the number of Common Shares reserved for issuance by 5,000,000.

As of June 30, 2026, 536,495 stock options, 2,315,895 RSUs, and 285,000 PSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company. All inducement grants granted prior to the adoption of the Definium Therapeutics, Inc. 2026 Inducement Plan (the “Inducement Plan”) were granted outside of the 2020 Option Plan, the 2020 PRSU Plan and the 2025 Plan. All inducement grants are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the six months ended June 30, 2026, the Company issued inducement grants consisting of 1,251,480 stock options and 34,500 PSUs. As of June 30, 2026, there were an aggregate of 4,392,430 inducement awards outstanding consisting of (i) 4,013,430 stock options, (ii) 60,000 RSUs and (iii) 319,000 PSUs.

In June 2026, the Company's Board of Directors approved the Inducement Plan consisting of 3,000,000 Common Shares reserved for issuance of inducement grants to newly hired employees in accordance with NASDAQ Listing Rule 5635(c)(4). As of June 30, 2026, no equity awards have been granted under the Inducement Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2025	6,106,759	$10.94	7.6	$30,906,946
Granted	1,412,040	21.46
Exercised	(232,580)	8.84
Forfeited	(167,319)	9.42
Expired	(493,973)	33.71
Options outstanding at June 30, 2026	6,624,927	$11.60	8.2	$234,865,179
Options vested and exercisable at June 30, 2026	2,339,399	$10.25	6.5	$86,132,195

The expense recognized related to options for the three months ended June 30, 2026 and 2025 was $2.6 million and $1.6 million, respectively, and for the six months ended June 30, 2026 and 2025 was $5.0 million and $3.2 million, respectively.

Restricted Share Units

The following table summarizes the Company's RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	5,457,220	$6.29
Granted	2,954,895	18.10
Vested	(462,361)	9.37
Cancelled	(89,750)	16.85
Balance at June 30, 2026	7,860,004	$10.43

During the six months ended June 30, 2026, RSUs granted include 319,500 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of June 30, 2026, the Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 639,000 PSUs, which is included in "Granted" in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs for the three months ended June 30, 2026 and 2025 was $7.0 million and $3.6 million, respectively, and for the six months ended June 30, 2026 and 2025 was $11.6 million and $5.4 million, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP commence automatically every six months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the six months ended June 30, 2026, the Company recognized $0.2 million of expense in relation to its ESPP and issued 33,787 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,119	$2,301	$6,994	$4,354
General and administrative	5,520	2,952	9,777	4,325
Total	$9,639	$5,253	$16,771	$8,679

As of June 30, 2026, there was approximately $38.1 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees and directors under the 2020 Option Plan, the 2025 Plan or as inducement grants made outside of a plan that is expected to be recognized over a weighted average period of 3.2 years. As of June 30, 2026, there was approximately $67.4 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the PRSU Plan that is expected to be recognized over a weighted average period of 2.9 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the Definium Therapeutics Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the three and six months ended June 30, 2026, stock-based compensation expense of $5.2 million and $6.2 million, respectively, was recognized relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For both the three and six months ended June 30, 2025, stock-based compensation expense of $0.2 million was recognized relating to the revaluation of the vested DDSUs.

During the six months ended June 30, 2026, the Company did not issue any additional DDSUs. There were 199,026 DDSUs vested as of June 30, 2026. The liability associated with the outstanding vested DDSU’s was $8.9 million as of June 30, 2026, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

10.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $110.5 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

From time to time, the Company may become involved in litigation or other legal proceedings arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company is not a party to any material litigation, and the Company does not currently have any contingencies related to ongoing legal matters.

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

On July 22, 2025, May 27, 2026 and June 25, 2026, under the terms of the Amended Loan Agreement, K2HV converted a total of $5.5 million of the outstanding Amendment Term Loans into 843,393 Common Shares. As of June 30, 2026, K2HV may convert up to an additional $1.5 million of the outstanding Amendment Term Loans into Common Shares at a conversion price of $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of June 30, 2026.

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

The Company recorded $2.5 million in interest expense for the six months ended June 30, 2026.

Future expected repayments of the principal amount due on the credit facility as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	23,886
2029	12,614
Total principal repayments	36,500
Unamortized debt issuance costs	(689)
Accrued final payment fee	656
Total credit facility, non-current, net	$36,467

As of June 30, 2026, the Company estimated the fair value of the credit facility to be $41.7 million, assuming $1.5 million of principal (the amount of Conversion Shares in-the-money as of June 30, 2026) is converted into Conversion Shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development:
Internal expenses	$13,407	$7,751	$24,504	$15,597
External expenses	35,258	22,058	65,645	37,569
Total	48,665	29,809	90,149	53,166
General and administrative:
Internal expenses	10,109	5,514	18,216	9,336
External expenses	16,303	5,580	25,932	10,560
Total	26,412	11,094	44,148	19,896
Loss from operations	(75,077)	(40,903)	(134,297)	(73,062)
Total other income/(expense), net	(83,909)	(1,841)	(101,787)	6,970
Net loss	$(158,986)	$(42,744)	$(236,084)	$(66,092)

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

Overview

We are a late-stage clinical biopharmaceutical company developing a new generation of therapeutics intended to address underlying causes of psychiatric and neurological disorders. Our mission is to forge a new era of psychiatry by applying scientific rigor to psychedelics, with the goal of developing accessible treatments that unlock healing at scale. This specifically includes pharmaceutically optimized product candidates derived from the psychedelic and empathogen drug classes, including DT120 and DT402, respectively, our lead product candidates.

Our lead product candidate, DT120 (Lysergide) orally disintegrating tablet (“ODT”), is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of adults with generalized anxiety disorder (“GAD”), major depressive disorder (“MDD”) and posttraumatic stress disorder (“PTSD”). In December 2023, we announced positive topline results from our Phase 2b clinical trial of DT120 for the treatment of GAD. The trial met its primary endpoint, with DT120 demonstrating statistically significant and clinically meaningful dose-dependent improvements on the Hamilton Anxiety Rating Scale (“HAM-A”) compared to placebo at Week 4. In March 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted breakthrough designation to our DT120 program for the treatment of GAD. We also announced in March 2024 that our Phase 2b clinical trial of DT120 in GAD met its key secondary endpoint, and 12-week topline data demonstrated clinically and statistically significant durability of activity observed through Week 12. In September 2025, we announced that the full results from our Phase 2b clinical trial of DT120 in GAD had been published in the Journal of the American Medical Association.

In June 2024, we announced the completion of our End-of-Phase 2 meeting with the FDA, supporting the advancement of DT120 ODT into pivotal trials for the treatment of adults with GAD. Our Phase 3 clinical program for DT120 ODT consists of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Both trials use an adaptive trial design with a blinded interim sample size re-estimation (“SSRE”), allowing for an increase in sample size by up to 50% in each trial or, in the case of Panorama, a decrease in sample size, depending on the observed values for certain nuisance parameters. In February 2026, we announced that the SSRE for Voyage has been completed and it was determined that no increase in the sample size of the trial was required. In April 2026, we announced that Voyage was fully enrolled with 214 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. In April 2026, we also announced that the SSRE for Panorama has been completed and it was determined that the sample size of the trial would be updated to a target of 200 participants. Panorama is fully enrolled with 245 participants randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo. The primary endpoint for each trial is the change from baseline in HAM-A score at Week 12 between DT120 ODT 100 µg and placebo. We anticipate a topline readout (Part A results) for Voyage in mid-August 2026 and a topline readout (Part A results) for Panorama in September 2026.

In addition to our Phase 3 clinical program for GAD, we are developing DT120 ODT for the treatment of adults with MDD. In the first quarter of 2024, we held a pre-IND meeting with FDA to discuss the initiation of our Phase 3 clinical program for DT120 ODT in MDD and the trial design for the Emerge study (DT120-310), which like our pivotal trials in GAD, will be comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. Emerge is fully enrolled with 149 participants randomized 1:1 to receive DT120 ODT 100 µg or placebo. The primary endpoint is the change from baseline in Montgomery Åsberg Depression Rating Scale (“MADRS”) score at Week 6 between DT120 ODT 100 µg and placebo. In June 2026, we announced topline data (Part A results) for Emerge, which is described below under Recent Developments.

We activated the initial sites in our second Phase 3 clinical trial of DT120 ODT in MDD, Ascend (DT120-311), in the first quarter of 2026 and announced that the first patient was dosed in May 2026. Ascend has a similar design to Emerge, with a 12-week, randomized, double-blind, placebo-controlled, parallel group design assessing the efficacy and safety of DT120 ODT versus placebo (Part A); and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT. Ascend is anticipated to enroll approximately 165 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo. We anticipate a topline readout (Part A results) for Ascend in 2027.

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

Beyond our clinical stage product candidates, we are exploring additional programs, including through external collaborations, which we seek to expand our drug development pipeline and broaden the potential applications of our lead product candidates. These research and development programs may include nonclinical, preclinical and human clinical trials of current and new product candidates and research compounds with our collaborators.

As previously disclosed, in April 2020, we entered into a License and Collaboration Agreement (the “License Agreement”) with Dr. Matthias Liechti’s lab (the “Liechti Lab”) at the University Hospital Basel (“UHB”), a leading pharmacology and clinical research group studying psychedelic substances based in Basel, Switzerland. Pursuant to the License Agreement, we acquired exclusive worldwide rights to data, compounds, and patent rights associated with the Liechti Lab’s research with lysergide and other psychedelic compounds, including data from preclinical studies and completed or ongoing clinical trials of lysergide and MDMA. In exchange, UHB was entitled to receive milestone payments and royalties on commercially marketed products developed through the collaboration, subject to certain terms and conditions. In June 2026, we terminated the License Agreement. As part of the termination, we received a non-exclusive, worldwide, fully paid-up license to the applicable data, compounds, and patent rights. In addition, there are no future milestone or royalty payments owed to UHB.

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

On January 9, 2026, we changed our corporate name from Mind Medicine (MindMed) Inc. to Definium Therapeutics, Inc. On January 12, 2026, we changed the name of our wholly-owned subsidiary from Mind Medicine, Inc. to Definium Therapeutics US, Inc. In connection with our rebrand, we changed our trading symbol on Nasdaq to “DFTX” on January 15, 2026.

We were incorporated under the laws of the Province of British Columbia, Canada in 2010. Our wholly-owned subsidiary, Definium Therapeutics US, Inc. (“Definium US”), was incorporated in the State of Delaware, United States in 2019. Prior to February 27, 2020, our operations were conducted through Definium US.

Since inception, we have incurred losses while advancing the research and development of our products and processes. Our net losses were $236.1 million and $66.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $818.8 million and cash, cash equivalents and investments of approximately $1.1 billion.

Our Product Candidate Pipeline

The following table summarizes the status of our portfolio of product candidates:

1.Formerly known as MM120; USAN: lysergide tartrate.

2.Formerly known as MM402.

3.Full trial details and clinicaltrials.gov links available at definiumtx.com/clinical-digital-trials/

4.Studies in exploration and/or planning stage.

Recent Developments

Phase 3 Emerge Data

On June 22, 2026, we announced that the Emerge study of DT120 ODT for the treatment of MDD met its primary and all key secondary efficacy endpoints, demonstrating a statistically significant (p<0.0001) and clinically meaningful improvement from baseline compared with placebo, as measured by the change in MADRS total score at week 6. Least Squares (“LS”) mean change from baseline in MADRS total score at Week 6 in participants who received DT120 ODT 100 µg was -13.3 compared with -5.2 for patients who received placebo (LS mean difference -8.1 points; p<0.0001).

The mean baseline MADRS score at study entry was 35.0 in the DT120 ODT treatment group (n=75) and 34.0 in the placebo ODT group (n=74).

Endpoint	DT120 ODT 100 µg	Placebo ODT	Placebo-Adjusted Difference
MADRS: LS mean change at Week 6*	-13.3	-5.2	-8.1 (p<0.0001)
MADRS: LS mean change at Week 12**	-11.0	-3.6	-7.3 (p<0.0001)
MADRS: LS mean change at Week 1**	-17.6	-3.4	-14.2 (p<0.0001)
CGI-S: LS mean change at Week 6**	-1.2	-0.3	-0.9 (p<0.0001)
CGI-S: LS mean change at Week 12**	-1.0	-0.3	-0.7 (p<0.0001)
CGI-S: LS mean change at Day 2**	-1.0	-0.1	-0.9 (p<0.0001)
MADRS: response rate (≥50%) at Week 6***	35%	7%	28% (p<0.001)
MADRS: remission rate (≤12) at Week 6***	24%	3%	21% (p<0.01)

* Pre-specified primary endpoint

** Pre-specified key secondary endpoint

*** Pre-specified secondary endpoint

CGI-S = Clinical Global Impressions — Severity Scale; LS = least squares; LS mean difference = difference in LS means of change from baseline between DT120 ODT and placebo groups

In the Emerge study, DT120 ODT was generally well tolerated with 99% of treatment-emergent adverse events mild to moderate in severity, transient, and predominantly occurring on the day of dosing, and being consistent with expected acute effects of the study drug. The most common adverse events on dosing day included illusion, hallucinations, euphoric mood, anxiety, feeling of relaxation, abnormal thinking, headache, paresthesia, dizziness, nausea, crying, disorientation, emotional disorder, blood pressure increase, feeling of body temperature change and feeling abnormal.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$48,665	$29,809	$90,149	$53,166
General and administrative	26,412	11,094	44,148	19,896
Total operating expenses	75,077	40,903	134,297	73,062
Loss from operations	(75,077)	(40,903)	(134,297)	(73,062)
Other income/(expense):
Interest income	3,587	2,774	7,044	5,207
Interest expense	(1,233)	(2,338)	(2,478)	(2,940)
Foreign exchange loss, net	(32)	(49)	(76)	(68)
Change in fair value of 2022 USD Financing Warrants	(86,231)	(2,228)	(106,277)	4,771
Total other income/(expense)	(83,909)	(1,841)	(101,787)	6,970
Net loss	$(158,986)	$(42,744)	$(236,084)	$(66,092)

Operating Expenses

Research and Development (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External costs
DT120 program
DT120 GAD	$22,646	$16,880	$40,871	$27,791
DT120 MDD	7,209	2,020	15,466	3,778
DT120 other*	3,702	1,709	6,569	3,178
Total DT120 program	33,557	20,609	62,906	34,747
DT402 program	444	745	868	907
Preclinical and other programs	1,257	704	1,871	1,915
Total external costs	35,258	22,058	65,645	37,569
Internal costs	13,407	7,751	24,504	15,597
Total research and development expenses	$48,665	$29,809	$90,149	$53,166

* DT120 other consists of expenses that support the broader DT120 program, including nonclinical studies and consulting expenses.

Research and development expenses of $48.7 million for the three months ended June 30, 2026 increased by $18.9 million, or 63%, compared to $29.8 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $12.9 million in expenses related to our DT120 program, an increase of $5.7 million in internal personnel costs as a result of increasing research and development capabilities, and an increase of $0.6 million in preclinical and other program expenses, partially offset by a decrease of $0.3 million in DT402 program expenses.

Research and development expenses of $90.1 million for the six months ended June 30, 2026 increased by $36.9 million, or 70%, compared to $53.2 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $28.2 million in expenses related to our DT120 programs, and an increase of $8.9 million in internal personnel costs as a result of increasing research and development capabilities, partially offset by a decrease of $0.1 million in DT402 program expenses and a $0.1 million in preclinical and other program expenses.

General and Administrative

General and administrative expenses of $26.4 million for the three months ended June 30, 2026 increased by $15.3 million, or 138%, compared to $11.1 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $7.6 million in stock-based compensation expenses, an increase of $2.6 million in corporate and government affairs expenses, an increase of $2.0 million in personnel-related expenses, an increase of $1.8 million in commercial-preparedness related expenses, an increase of $0.6 million in legal and patent expenses, and an increase of $0.7 million in other miscellaneous administrative expenses.

General and administrative expenses of $44.1 million for the six months ended June 30, 2026 increased by $24.2 million, or 122%, compared to $19.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $11.5 million in stock-based compensation expenses, an increase of $4.0 million in corporate and government affairs expenses, an increase of $3.4 million in personnel-related expenses, an increase of $3.2 million in commercial-preparedness related expenses, an increase of $1.8 million in legal and patent expenses, and an increase of $0.3 million in other miscellaneous administrative expenses.

Other Income (Expense)

Other expense for the three months ended June 30, 2026 and 2025 was $83.9 million and $1.8 million, respectively. The variance was primarily attributable to an $84.0 million change in the fair value of the 2022 USD Financing Warrants, driven largely by the increase in our share price from $18.90 at March 31, 2026 to $47.04 at June 30, 2026.

Other expense for the six months ended June 30, 2026 and June 30, 2025 was $101.8 million and $7.0 million, respectively. The variance was primarily attributable to an $111.1 million change in the fair value of the 2022 USD Financing Warrants, driven largely by the increase in our share price from $13.39 at December 31, 2025 to $47.04 at June 30, 2026.

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

Our cash, cash equivalents and investments and our working capital at June 30, 2026, were approximately $1.1 billion and $934.9 million, respectively. Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of June 30, 2026 will be sufficient to fund our operations into 2030.

ATM Program

On June 28, 2024, we entered into a sales agreement with Leerink Partners LLC (the “Sales Agreement”) to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares (as defined below), through or to the Agent. We also filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares (the “ATM Shares”) to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. The Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

We have no obligation to sell any of the ATM Shares and may, at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. We had not sold any Common Shares under the 2024 ATM as of June 30, 2026.

October 2025 Offering

On October 29, 2025, we entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “October 2025 Offering”) of 18,375,000 Common Shares, at an offering price of $12.25 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,756,250 Common Shares at the same price, which was exercised by the underwriters in full on October 30, 2025.

The gross proceeds to us from the October 2025 Offering, including the full exercise by the underwriters of their option to purchase additional Common Shares, were approximately $258.9 million. Net proceeds were approximately $242.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

June 2026 Offering

On June 23, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC, and BofA Securities, Inc., as representatives of the several underwriters named therein (the “Underwriters”), in connection with an underwritten public offering (the “June 2026 Offering”) of 20,588,236 Common Shares. The public offering price was $34.00 per Common Share. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 3,088,235 Common Shares at the same price, which was exercised by the Underwriters in full on June 24, 2026.

The gross proceeds to us from the June 2026 Offering, including the full exercise by the Underwriters of their option to purchase additional Common Shares, was approximately $805 million. Net proceeds were approximately $757.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

K2 Credit Facility

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

On July 22, 2025, May 27, 2026 and June 25, 2026, under the terms of the Amended Loan Agreement, K2HV converted a total of $5.5 million of the outstanding term loans into 843,393 Common Shares. As of June 30, 2026, K2HV may convert up to an additional $1.5 million of the outstanding term loans into Common Shares at a conversion price of $9.00 per share.

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if it will occur at all. We will continue to require additional capital to develop our product candidates and to fund operations for the foreseeable future. Moreover, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates, as well as prepare for the potential commercialization of our product candidates. Further, we are subject to all the risks incidental to the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. Our expenses will increase if, and as, we:

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

Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of June 30, 2026 will be sufficient to fund our operations into 2030. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(95,409)	$(59,018)
Net cash used in investing activities	(274,738)	(201,996)
Net cash provided by financing activities	767,575	20,652
Foreign exchange impact on cash	2	13
Net increase/(decrease) in cash and cash equivalents	$397,430	$(240,349)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2026 was $95.4 million, which consisted of a net loss of $236.1 million, offset by a net change of $11.7 million in our net operating assets and liabilities, and $128.9 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $106.3 million, share-based compensation expense of $16.8 million, change in fair value of DDSU of $6.2 million, and accretion of discount on investments, net of $0.8 million.

Cash used in operating activities for the six months ended June 30, 2025 was $59.0 million, which consisted of a net loss of $66.1 million, offset by a net change of $5.6 million in our net operating assets and liabilities, and $1.5 million in non-cash charges. The non-cash charges primarily consisted of share-based compensation of $8.7 million, offset by a change in fair value on the 2022 USD Financing Warrants liability of $4.8 million and accretion of discount on investments, net of $2.4 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2026 consisted of purchases of investments of $355.7 million, offset by maturities of investments of $81.0 million.

Cash used in investing activities for the six months ended June 30, 2025 consisted of purchases of investments of $235.7 million, offset by maturities of investments of $33.8 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2026, was $767.6 million, which consisted of $758.6 million of net proceeds from the June 2026 Offering, $6.7 million of proceeds from the exercise of certain of the 2022 USD Financing Warrants, $2.1 million in proceeds from the exercise of stock options, and $0.3 million in proceeds from the issuance of Common Shares under the Employee Share Purchase Plan.

Cash provided by financing activities for the six months ended June 30, 2025 was $20.7 million, which consisted of $20.0 million in net proceeds from the Amended Loan Agreement, $0.6 million of proceeds from the exercise of the 2022 USD Financing Warrants, $0.3 million in proceeds from the exercise of options, $0.2 million in proceeds from the issuance of Common Shares under the ESPP, partially offset by $0.4 million of Amended Loan Agreement issuance costs.

Contractual Obligations and Contingencies

See Note 10 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of June 30, 2026, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements in the 2025 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended June 30, 2026, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Articles of Definium Therapeutics, Inc., effective as of January 9, 2026.	10-K	3.1	February 26, 2026	001-40360
3.2	Notice of Articles, Incorporated on July 26, 2010, effective as of January 29, 2026.	S-8	4.2	June 16, 2026	001-296812
3.3	Certificate of Name Change, dated January 9, 2026.	8-K	3.2	January 12, 2026	001-40360
10.1*#	Form of Option Award Agreement under the Definium Therapeutics, Inc. 2026 Inducement Plan.
10.2#	Definium Therapeutics, Inc. 2026 Inducement Plan.	S-8	99.2	June 16, 2026	001-296812
10.3#	Form of PSU Agreement under the Definium Therapeutics, Inc. 2025 Equity Incentive Plan.	10-Q	10.1	May 7, 2026	001-40360
10.4#	Non-Employee Director Compensation Policy, amended as of April 15, 2026.	10-Q	10.2	May 7, 2026	001-40360
10.5#	Amendment No. 1 to Definium Therapeutics, Inc. 2025 Equity Incentive Plan.	8-K	10.1	June 12, 2026	001-40360
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Definium Therapeutics, Inc.

Date: August 6, 2026	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Brandi L. Roberts
Brandi L. Roberts, CPA
Chief Financial Officer