Form 10-Q
period 2026-09-30
Definium Therapeutics, Inc.
filed 2026-11-09
CIK 1813814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 136,899,935 Common Shares outstanding.

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
•
the timing, progress and results of the open label portion of our Phase 3 clinical program for DT120 orally disintegrating tablet (“ODT”) in generalized anxiety disorder (“GAD”);
•
the protocols and timing of availability of data from our ongoing Phase 3 clinical program for DT120 ODT in major depressive disorder (“MDD”), including the open label portion of our Phase 3 clinical program;
•
the timing of initiation of our proposed Phase 3 clinical trial of DT120 ODT in posttraumatic stress disorder (“PTSD”), and the protocol for our proposed Phase 3 clinical trial of DT120 ODT in PTSD;
•
our ability to maintain breakthrough designations for our DT120 program for the treatment of GAD and MDD;
•
the timing of initiation of our proposed study of DT402 in autism spectrum disorder (“ASD”) that will investigate the safety and clinical activity of multiple dosing paradigms;
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
•
covenants in our Amended Loan Agreement (as defined herein) that could adversely affect our operations and, if an event of default were to occur, could force us to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Definium Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$241,150	$257,837
Short-term investments	805,698	153,756
Prepaid and other current assets	4,911	7,727
Total current assets	1,051,759	419,320
Goodwill	19,918	19,918
Other non-current assets	2,606	862
Total assets	$1,074,283	$440,100

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,277	$5,347
Accrued expenses	37,125	20,446
2022 USD Financing Warrants	21,328	40,905
Total current liabilities	67,730	66,698
Credit facility, long-term	36,661	40,579
Other non-current liabilities	1,858	496
Total liabilities	106,249	107,773

Commitments and contingencies (Note 10)
Shareholders' equity:
Common shares, no par value, unlimited authorized as of September 30, 2026 and December 31, 2025; 136,887,557 and 98,776,265 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,838,580	913,914
Accumulated other comprehensive (loss) income	(829)	1,085
Accumulated deficit	(869,717)	(582,672)
Total shareholders' equity	968,034	332,327
Total liabilities and shareholders' equity	$1,074,283	$440,100

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$46,141	$30,978	$136,290	$84,144
General and administrative	26,138	14,691	70,286	34,587
Total operating expenses	72,279	45,669	206,576	118,731
Loss from operations	(72,279)	(45,669)	(206,576)	(118,731)
Other income/(expense):
Interest income	10,139	2,262	17,183	7,469
Interest expense	(1,150)	(1,274)	(3,628)	(4,214)
Foreign exchange loss, net	(21)	(39)	(97)	(107)
Change in fair value of 2022 USD Financing Warrants	12,350	(22,545)	(93,927)	(17,774)
Total other income/(expense)	21,318	(21,596)	(80,469)	(14,626)
Net loss	(50,961)	(67,265)	(287,045)	(133,357)
Other comprehensive loss
Unrealized gain/(loss) on investments	(1,245)	196	(1,913)	242
Loss on foreign currency translation	(1)	(2)	(1)	(60)
Comprehensive loss	$(52,207)	$(67,071)	$(288,959)	$(133,175)
Net loss per common share, basic	$(0.37)	$(0.78)	$(2.42)	$(1.56)
Net loss per common share, diluted	$(0.46)	$(0.78)	$(2.42)	$(1.56)
Weighted-average common shares, basic	135,941,973	85,885,516	118,571,999	85,436,678
Weighted-average common shares, diluted	137,346,685	85,885,516	118,571,999	85,436,678

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
(in thousands, except share amounts)	Shares	Amount			Accumulated Deficit	Total
Balance, December 31, 2025	98,776,265	$—	$913,914	$1,085	$(582,672)	$332,327
Issuance of common shares under ESPP	33,787	—	276	—	—	276
Issuance of common shares upon settlement of restricted share unit ("RSU") awards	169,306	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	901,800	—	15,313	—	—	15,313
Exercise of pre-funded warrants	4,000,000	—	4	—	—	4
Amortization of deferred ATM costs	—	—	(40)	—	—	(40)
Stock-based compensation expense	—	—	7,132	—	—	7,132
Exercise of stock options	163,350	—	1,196	—	—	1,196
Net loss and comprehensive loss	—	—	—	(261)	(77,098)	(77,359)
Balance, March 31, 2026	104,044,508	$—	$937,795	$824	$(659,770)	$278,849
Issuance of common shares, net of shares issuance cost	23,676,471	—	758,730	—	—	758,730
Issuance of common shares upon conversion of term loan principal	594,016	—	4,500	—	—	4,500
Issuance of common shares upon settlement of RSU awards	293,055	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	669,895	—	25,532	—	—	25,532
Exercise of pre-funded warrants	5,018,775	—	5	—	—	5
Amortization of deferred ATM costs	—	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	9,639	—	—	9,639
Exercise of stock options	69,230	—	859	—	—	859
Net loss and comprehensive loss	—	—	—	(407)	(158,986)	(159,393)
Balance, June 30, 2026	134,365,950	$—	$1,737,018	$417	$(818,756)	$918,679
Issuance of common shares under ESPP	32,520	—	467	—	—	467
Issuance of common shares upon settlement of RSU awards	340,659	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	2,001,000	—	87,843	—	—	87,843
Amortization of deferred ATM costs	—	—	(41)	—	—	(41)
Stock-based compensation expense	—	—	10,775	—	—	10,775
Exercise of stock options, net of shares withheld for exercise and tax	147,428	—	2,518	—	—	2,518
Net loss and comprehensive loss	—	—	—	(1,246)	(50,961)	(52,207)
Balance, September 30, 2026	136,887,557	$—	$1,838,580	$(829)	$(869,717)	$968,034

Balance, December 31, 2024	75,100,763	$—	$639,508	$819	$(398,879)	$241,448
Issuance of common shares under ESPP	34,017	—	186	—	—	186
Issuance of common shares upon settlement of RSU awards	186,708	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	136,346	—	874	—	—	874
Stock-based compensation expense	—	—	3,426	—	—	3,426
Exercise of stock options	53,541	—	237	—	—	237
Net loss and comprehensive loss	—	—	—	(17)	(23,348)	(23,365)
Balance, March 31, 2025	75,511,375	$—	$644,231	$802	$(422,227)	$222,806
Issuance of common shares upon settlement of RSU awards	229,587	—	—	—	—	—
Stock-based compensation expense	—	—	5,253	—	—	5,253
Exercise of stock options, net of shares withheld for exercise and tax	62,289	—	80	—	—	80
Net loss and comprehensive loss	—	—	—	5	(42,744)	(42,739)
Balance, June 30, 2025	75,803,251	$—	$649,564	$807	$(464,971)	$185,400
Issuance of common shares under ESPP	32,148	—	226	—	—	226
Issuance of common shares upon settlement of RSU awards	221,863	—	—	—	—	—
Exercise of 2022 USD Financing Warrants	450,000	—	5,127	—	—	5,127
Issuance of common shares upon conversion of loan principal	249,377	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	5,816	—	—	5,816
Exercise of stock options, net of shares withheld for exercise and tax	17,418	—	98	—	—	98
Net loss and comprehensive loss	—	—	—	194	(67,265)	(67,071)
Balance, September 30, 2025	76,774,057	$—	$661,831	$1,001	$(532,236)	$130,596

See accompanying notes to unaudited condensed consolidated financial statements.

Definium Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(287,045)	$(133,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,546	14,495
Change in fair value on directors' deferred share units ("DDSU")	4,857	1,044
Change in fair value of the 2022 USD Financing Warrants	93,927	17,774
Accretion of discount on investments, net	(3,009)	(281)
Amortization of debt issuance costs	582	—
Other non-cash adjustments	104	14
Changes in operating assets and liabilities:
Interest receivable	(3,310)	(1,998)
Prepaid and other current assets	2,815	2,590
Other non-current assets	(36)	13
Accounts payable	3,930	6,103
Accrued expenses	11,348	5,035
Other liabilities, long-term	(98)	(17)
Net cash used in operating activities	(148,389)	(88,585)
Cash flows from investing activities
Purchases of investments	(798,534)	(262,340)
Maturity of investments	151,000	75,750
Net cash used in investing activities	(647,534)	(186,590)
Cash flows from financing activities
Proceeds from equity offerings	805,000	—
Payment of equity offering costs	(46,270)	—
Proceeds from credit facility	—	42,000
Repayment of credit facility	—	(22,000)
Payment of credit facility issuance costs	—	(447)
Proceeds from exercise of pre-funded warrants	9	—
Proceeds from exercise of 2022 USD Financing Warrants	15,184	1,004
Proceeds from exercise of options	4,573	432
Proceeds from issuance of common shares under ESPP	743	412
Net cash provided by financing activities	779,239	21,401
Effect of exchange rate changes on cash	(3)	(8)
Net decrease in cash and cash equivalents	(16,687)	(253,782)
Cash and cash equivalents, beginning of period	257,837	273,741
Cash and cash equivalents, end of period	$241,150	$19,959
Supplemental Cash Flow Information
Cash paid for interest and final payment for credit facility	$3,144	$4,646
Supplemental Noncash Disclosures
Conversion of 2022 USD Financing Warrants to common shares upon exercise of warrants	113,504	3,509
Proceeds from exercise of 2022 USD Financing Warrants in prepaid and other current assets	—	1,488
Issuance of common shares upon conversion of term loan principal	4,500	1,000
Lease liabilities arising from obtaining right-of-use assets	1,937	586
Amortization of deferred financing costs	123	—
Withholding taxes payable on option exercises	—	17

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

Liquidity

As of September 30, 2026, the Company had an accumulated deficit of $869.7 million. Through September 30, 2026, the Company’s financial support has primarily been provided by proceeds from the issuance of its common shares, no par value per share (“Common Shares”), warrants to purchase Common Shares, and the Company’s credit facility.

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

Cash Equivalents

The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash equivalents. As of September 30, 2026, the Company’s cash equivalents consisted of U.S. government money market funds at high-credit quality and U.S. federally insured financial institutions. The Company’s accounts may, at times, exceed federally insured limits. The Company had cash equivalents of $231.6 million as of September 30, 2026, and $255.3 million as of December 31, 2025.

Short-Term Investments

All investments are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited balance sheets. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income.

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in the statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive loss. The fair value of the Company's investments was $805.7 million and $153.8 million as of September 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders, basic	$(50,961)	$(67,265)	$(287,045)	$(133,357)
Change in fair value of the 2022 USD Financing Warrants	(12,350)	—	—	—
Net loss attributable to common shareholders, diluted	$(63,311)	$(67,265)	$(287,045)	$(133,357)
Denominator:
Weighted-average pre-funded warrants used in computing net loss per share attributable to common shareholders, basic	410,000	9,753,775	3,233,521	9,753,775
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic	135,531,973	76,131,741	115,338,478	75,682,903
Total weighted-average shares used in computing net loss per share attributable to common shareholders, basic	135,941,973	85,885,516	118,571,999	85,436,678
Incremental shares from 2022 USD Financing Warrants	1,404,712	—	—	—
Total weighted-average shares used in computing net loss per share attributable to common shareholders, diluted	137,346,685	85,885,516	118,571,999	85,436,678

Net loss per share:
Basic	$(0.37)	$(0.78)	$(2.42)	$(1.56)
Diluted	$(0.46)	$(0.78)	$(2.42)	$(1.56)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2022 USD Financing Warrants	—	4,499,954	627,259	4,499,954
Stock options	7,169,144	5,904,191	7,169,144	5,904,191
RSUs	7,538,552	5,791,996	7,538,552	5,791,996
Conversion Shares	166,666	760,683	166,666	760,683
Estimated ESPP shares	23,770	47,602	23,770	47,602
Total	14,898,132	17,004,426	15,525,391	17,004,426

For the three months ended September 30, 2026, 627,259 of 2022 USD Financing Warrants were not included in the table above as they were dilutive.

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

3.
INVESTMENTS

The Company's available-for-sale investments consisted of the following (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	807,281	—	(1,583)	805,698
Total	$807,281	$—	$(1,583)	$805,698

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value
Investments:
U.S. agency bonds	153,426	330	—	153,756
Total	$153,426	$330	$—	$153,756

As of September 30, 2026, all U.S. agency bonds were in a continuous unrealized loss position for less than 12 months.

The following table summarizes the maturities of the Company's investments at September 30, 2026:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$737,379	$736,292
Due in one to two years	69,902	69,406
Total	$807,281	$805,698

The Company has determined that there were no material declines in the fair value of its investments due to credit-related factors as of September 30, 2026 or December 31, 2025.

4.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at the fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$231,642	$—	$—	$231,642
U.S. agency bonds	—	805,698	—	805,698
Total	$231,642	$805,698	$—	$1,037,340
Financial liabilities:
DDSU Liability	$7,465	$—	$—	$7,465
2022 USD Financing Warrant Liability	—	—	21,328	21,328
Total	$7,465	$—	$21,328	$28,793

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$255,280	$—	$—	$255,280
U.S. agency bonds	—	153,756	—	$153,756
Total	$255,280	$153,756	$—	$409,036
Financial liabilities:
DDSU Liability	$2,608	$—	$—	$2,608
2022 USD Financing Warrant Liability	—	—	40,905	$40,905
Total	$2,608	$—	$40,905	$43,513

There were no transfers into or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2026 and the year ended December 31, 2025.

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

	As of September 30, 2026	As of December 31, 2025
Share price	$38.06	$13.39
Expected volatility	72.87%	74.32%
Risk-free rate	4.54%	3.44%
Expected life	1 year	1.75 years

5.
GOODWILL

During the nine months ended September 30, 2026, the Company made no additions to its outstanding goodwill. There were no triggering events identified, no indication of impairment of the Company’s goodwill, and no impairment charges recorded during the nine months ended September 30, 2026 and 2025, respectively.

6.
ACCRUED EXPENSES

At September 30, 2026 and December 31, 2025, accrued expenses consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accrued compensation	$18,649	$9,467
Accrued clinical trial costs	12,675	8,336
Accrued other research and development costs	293	1,238
Professional services	4,486	895
Other accruals	1,022	510
Total	$37,125	$20,446

Accrued expenses increased by $16.7 million from December 31, 2025 to September 30, 2026, primarily driven by higher accrued compensation, accrued clinical trial costs and professional services. The increase in accrued compensation was primarily attributable to a $4.9 million increase in Director’s Deferred Share Unit-related accruals resulting from an increase in the Company's stock price in 2026 and $4.0 million increase in accrued bonus. The increase in accrued clinical trial costs was primarily attributable to increased expenses associated with the advancement of the Company's four Phase 3 clinical studies during the period. The increase in professional services was primarily related to a $1.9 million increase in marketing expenses, a $0.8 million increase in legal and patent fees and a $0.4 million increase in government affairs expenses.

7.
SHAREHOLDERS' EQUITY

Common Shares

The Company is authorized to issue an unlimited number of Common Shares, which have no par value. As of September 30, 2026, the Company had 136,887,557 Common Shares issued and outstanding.

At-The-Market Facility

On June 28, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”), as well as an accompanying prospectus supplement for an at-the-market offering program (“ATM Prospectus”). In connection with the filing of the 2024 Registration Statement and the ATM Prospectus, the Company entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Sales Agent”) pursuant to which the Company may issue and sell from time to time Common Shares for an aggregate offering price of up to $150.0 million in accordance with the ATM Prospectus under an at-the-market offering program (the "2024 ATM"). Pursuant to the 2024 ATM, the Company will pay the Sales Agent a commission rate of up to 3.0% of the gross proceeds from the sale of any Common Shares. The Company is not obligated to make any sales of its Common Shares under the 2024 ATM. The Company had not sold any Common Shares under the 2024 ATM as of September 30, 2026.

June 2026 Offering

On June 23, 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (the “2026 Underwriters”), in connection with an underwritten public offering (the “June 2026 Offering”) of 20,588,236 Common Shares, at an offering price of $34.00 per Common Share, less underwriting discounts and commissions. In addition, under the terms of the 2026 Underwriting Agreement, the Company granted the 2026 Underwriters an option, exercisable for 30 days, to purchase up to an additional 3,088,235 Common Shares at the same price, which was exercised by the 2026 Underwriters in full on June 24, 2026.

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

The table below represents the activity associated with the Company's outstanding liability-classified 2022 USD Financing Warrants for the nine months ended September 30, 2026:

2022 USD Financing Warrants
Balance at December 31, 2025	4,199,954
Issued	—
Exercised	(3,572,695)
Expired	—
Balance at September 30, 2026	627,259

The 2022 USD Financing Warrants are liability-classified. Accordingly, the 2022 USD Financing Warrants are recognized at fair value upon issuance and are adjusted to fair value at the end of each reporting period. Any change in fair value is recognized on the condensed consolidated statements of operations and comprehensive loss.

The below table summarizes the activity of the outstanding liability for the 2022 USD Financing Warrants for the nine months ended September 30, 2026 (in thousands):

Warrant Liability
Balance at December 31, 2025	$40,905
Change in fair value of the warrant liability	93,927
Warrant exercises	(113,504)
Balance at September 30, 2026	$21,328

9.
STOCK-BASED COMPENSATION

Prior to March 14, 2025, the Company was authorized to issue a number of equity awards equal to 15% of the Company’s issued and outstanding Common Shares under the terms of the Mind Medicine (MindMed) Inc. Stock Option Plan (the "2020 Option Plan"), together with Common Shares that were issuable pursuant to outstanding awards or grants under any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares, including the MindMed Performance and Restricted Share Unit Plan (“2020 PRSU Plan”) and the ESPP. The 2020 Option Plan and the 2020 PRSU Plan were retired effective March 14, 2025, and no further grants will be made under the 2020 Option Plan or the 2020 PRSU Plan ("Prior Plans"). With the retirement of the 2020 Option Plan and the 2020 PRSU Plan, the ESPP and any other compensation or incentive mechanism involving the issuance or potential issuance of Common Shares (including inducement grants made outside a plan) are no longer subject to the 15% limitation from the Prior Plans.

In June 2025, the Company adopted the Definium Therapeutics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), consisting of (a) 4,500,000 Common Shares reserved for issuance under the 2025 Plan, and (b) a maximum of 9,318,090 Common Shares (the “Outstanding Award Shares”) consisting of (i) an aggregate of 3,500,979 Common Shares that were subject to outstanding option awards under the 2020 Option Plan and (ii) an aggregate of 5,817,111 Common Shares subject to outstanding restricted share unit (“RSU”) awards and performance share unit (“PSU”) awards under the 2020 PRSU Plan. The Outstanding Award Shares will become available for issuance under the 2025 Plan if and as such awards under the 2020 Option Plan and the 2020 PRSU Plan are forfeited or otherwise terminated.

In June 2026, the Company's shareholders approved an amendment to the 2025 Plan to increase the number of Common Shares reserved for issuance by 5,000,000.

As of September 30, 2026, 536,495 stock options, 2,315,895 RSUs, and 285,000 PSUs have been granted under the 2025 Plan.

The Company also grants inducement equity awards consisting of stock options, RSUs or PSUs to newly hired employees as an inducement material to the employees entering into employment with the Company. All inducement grants granted prior to the adoption of the Definium Therapeutics, Inc. 2026 Inducement Plan (the “Inducement Plan”) were granted outside of the 2020 Option Plan, the 2020 PRSU Plan and the 2025 Plan. All inducement grants are approved by the Compensation Committee of the Company’s Board of Directors prior to issuance. During the nine months ended September 30, 2026, the Company issued inducement grants consisting of 2,080,410 stock options and 34,500 PSUs. As of September 30, 2026, there were an aggregate of 5,156,970 inducement awards outstanding consisting of (i) 4,777,970 stock options, (ii) 60,000 RSUs and (iii) 319,000 PSUs.

In June 2026, the Company's Board of Directors approved the Inducement Plan consisting of 3,000,000 Common Shares reserved for issuance of inducement grants to newly hired employees in accordance with NASDAQ Listing Rule 5635(c)(4). During the three months ended September 30, 2026, 828,930 equity awards were granted under the Inducement Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (USD$)
Options outstanding at December 31, 2025	6,106,759	$10.94	7.6	$30,906,946
Granted	2,240,970	28.61
Exercised	(411,215)	14.46
Forfeited	(226,859)	12.33
Expired	(540,511)	34.89
Options outstanding at September 30, 2026	7,169,144	$14.41	8.3	$171,798,667
Options vested and exercisable at September 30, 2026	2,520,114	$8.52	6.9	$74,453,078

The expense recognized related to options for the three months ended September 30, 2026 and 2025 was $4.0 million and $2.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $9.0 million and $5.4 million, respectively.

Restricted Share Units

The following table summarizes the Company's RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	5,457,220	$6.29
Granted	2,954,895	18.10
Vested	(804,775)	10.55
Cancelled	(68,788)	16.53
Balance at September 30, 2026	7,538,552	$10.37

During the nine months ended September 30, 2026, RSUs granted include 319,500 PSUs that vest based on the achievement of certain clinical milestones and require service for 36 months after grant. As of September 30, 2026, the Company has determined that all of these milestones are probable of achievement, which means that the PSUs would vest at 200% or a total of 639,000 PSUs, which is included in "Granted" in the table above. The Company will recognize the related compensation expense for awards that are probable of vesting over the 36 month requisite service period.

The expense recognized related to RSUs for the three months ended September 30, 2026 and 2025 was $6.7 million and $3.5 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $18.2 million and $8.9 million, respectively.

Employee Share Purchase Plan

In August 2024, the Company commenced the first offering under the ESPP. Subsequent to this offering, new offerings under the ESPP commence automatically every six months until the earlier of (i) termination or modification by the Compensation Committee of the Company’s Board of Directors and (ii) such time when all Common Shares reserved under the ESPP have been issued. During the nine months ended September 30, 2026, the Company recognized $0.3 million of expense in relation to its ESPP and issued 66,307 Common Shares under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,843	$2,226	$11,837	$6,580
General and administrative	5,932	3,590	15,709	7,915
Total	$10,775	$5,816	$27,546	$14,495

As of September 30, 2026, there was approximately $58.5 million of total unrecognized stock-based compensation expense, related to unvested options granted to employees and directors under the 2020 Option Plan, the 2025 Plan, the Inducement Plan or as inducement grants made outside of a plan that is expected to be recognized over a weighted average period of 3.4 years. As of September 30, 2026, there was approximately $59.6 million of total unrecognized stock-based compensation expense, related to RSUs granted to employees under the PRSU Plan, the 2025 Plan, the Inducement Plan or as inducement grants made outside of the plan that is expected to be recognized over a weighted average period of 2.7 years.

Directors' Deferred Share Unit Plan

On April 16, 2021, the Company adopted the Director’s Deferred Share Unit Plan (the “DDSU Plan”). The DDSU Plan sets out a framework to grant non-employee directors DDSUs, which are cash settled awards. The DDSUs generally vest ratably over twelve months after grant and are settled within 90 days of the date the director ceases service to the Company. For the three months ended September 30, 2026, a stock-based compensation benefit of $1.3 million was recognized as a reduction of general and administrative expense, and for the nine months ended September 30, 2026, stock-based compensation expense of $4.9 million was recognized, in each case relating to the revaluation of the vested DDSUs, and recorded in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For both the three and nine months ended September 30, 2025, stock-based compensation expense of $0.9 million and $1.0 million, respectively, was recognized relating to the revaluation of the vested DDSUs.

During the nine months ended September 30, 2026, the Company did not issue any additional DDSUs. There were 199,026 DDSUs vested as of September 30, 2026. The liability associated with the outstanding vested DDSUs was $7.5 million as of September 30, 2026, and was recorded to accrued expenses in the accompanying condensed consolidated balance sheets.

10.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company had obligations to make future payments, representing significant research and development contracts and other commitments that are known and committed in the amount of approximately $110.5 million. Most of these agreements are cancelable by the Company with notice. These commitments include agreements related to the conduct of the Company's clinical trials, sponsored research, manufacturing and preclinical studies.

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

From time to time, the Company may become involved in litigation or other legal proceedings arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company is not a party to any material litigation, and the Company does not currently have any contingencies related to ongoing legal matters.

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

On July 22, 2025, May 27, 2026 and June 25, 2026, under the terms of the Amended Loan Agreement, K2HV converted a total of $5.5 million of the outstanding Amendment Term Loans into 843,393 Common Shares. As of September 30, 2026, K2HV may convert up to an additional $1.5 million of the outstanding Amendment Term Loans into Common Shares at a conversion price of $9.00 per Amendment Conversion Share.

The Amendment Term Loans mature on April 1, 2029, provided that upon the occurrence of certain events the maturity date may be extended to October 1, 2029. The obligations of the Borrowers under the Amended Loan Agreement are secured by substantially all of the assets of the Borrowers, excluding intellectual property. Other than as described above, the proceeds of borrowings under the Amended Loan Agreement have been and are expected to be used for working capital and other general corporate purposes and/or to further support commercial activities and/or business development opportunities. Once repaid, the Amendment Term Loans may not be reborrowed. The Company was in compliance with the Amended Loan Agreement as of September 30, 2026.

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

The Company recorded $3.6 million in interest expense for the nine months ended September 30, 2026.

Future expected repayments of the principal amount due on the credit facility as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	23,886
2029	12,614
Total principal repayments	36,500
Unamortized debt issuance costs	(627)
Accrued final payment fee	788
Total credit facility, non-current, net	$36,661

As of September 30, 2026, the Company estimated the fair value of the credit facility to be $40.1 million, assuming $1.5 million of principal (the amount of Conversion Shares in-the-money as of September 30, 2026) is converted into Conversion Shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development:
Internal expenses	$17,096	$8,291	$41,600	$23,888
External expenses	29,045	22,687	94,690	60,256
Total	46,141	30,978	136,290	84,144
General and administrative:
Internal expenses	12,376	6,702	30,592	16,038
External expenses	13,762	7,989	39,694	18,549
Total	26,138	14,691	70,286	34,587
Loss from operations	(72,279)	(45,669)	(206,576)	(118,731)
Total other income/(expense), net	21,318	(21,596)	(80,469)	(14,626)
Net loss	$(50,961)	$(67,265)	$(287,045)	$(133,357)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This Quarterly Report, including the following sections, contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") and this Quarterly Report. See also “Special Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

DT120 ODT

Our lead product candidate, DT120 (Lysergide) orally disintegrating tablet (“ODT”), is a proprietary, pharmaceutically optimized form of lysergide D-tartrate that we are developing for the treatment of adults with generalized anxiety disorder (“GAD”), major depressive disorder (“MDD”) and posttraumatic stress disorder (“PTSD”).

Generalized Anxiety Disorder

In March 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted breakthrough designation to our DT120 program for the treatment of GAD. In September 2025, we announced that the full results from our Phase 2b clinical trial of DT120 in GAD had been published in the Journal of the American Medical Association.

Our Phase 3 clinical program for DT120 ODT for GAD consists of two clinical trials: the Voyage study (DT120-300) and the Panorama study (DT120-301). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel-group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. The primary endpoint for each trial is the change from baseline on the Hamilton Anxiety Rating Scale (“HAM-A”) at Week 12 between DT120 ODT 100 µg and placebo.

On August 12, 2026, we announced that the Voyage study met its primary endpoint and all key secondary efficacy endpoints, demonstrating a statistically significant and clinically meaningful improvement from baseline compared with placebo, as measured by the change in HAM-A total score at Week 12. The Least Squares (“LS”) mean change from baseline in HAM-A total score at Week 12 in participants who received DT120 ODT 100 µg was -11.6 compared with -6.2 for participants who received placebo, an LS mean difference of -5.4 points (p<0.0001), corresponding to a standardized effect size of d=0.81. Efficacy was rapid, with changes seen as early as Day 2 and sustained at all post-baseline timepoints in Part A.

DT120 ODT 100 µg was generally well tolerated, with treatment-emergent adverse events (“TEAEs”) mild to moderate in severity, transient, and predominantly occurring on the day of dosing in Part A. No new safety signals were identified, including no suicidality signal or suicidal behavior. There were no drug-related serious adverse events in Part A. Overall discontinuation rates were similar between DT120 ODT 100 µg and placebo groups (10% and 12%). The overall TEAE rate for DT120 ODT 100 µg and placebo was 99% and 69%. The most common TEAEs (>10%) in the DT120 ODT 100 µg arm on dosing day were illusion (75%), nausea (38%), euphoric mood (26%) and headache (24%).

On September 14, 2026, we announced that the Panorama study met its primary endpoint and all key secondary efficacy endpoints, demonstrating a statistically significant and clinically meaningful improvement from baseline compared with placebo, as measured by the change in HAM-A total score at Week 12. The LS mean change from baseline in HAM-A total score at Week 12 in participants who received DT120 ODT 100 µg was -9.8 compared with -4.7 for participants who received placebo, an LS mean difference of -5.1 points (p<0.0001), corresponding to a standardized effect size of d=0.64. Efficacy was rapid, with changes seen as early as Day 2 and sustained at all post-baseline timepoints in Part A.

Panorama included a DT120 ODT 50 µg control arm (n=52) that was not designed or powered for statistical comparisons. Consistent with the dose-response profile demonstrated in our Phase 2b trial, for DT120 in GAD, DT120 ODT 50 µg demonstrated a placebo-adjusted change of -3.5 and -3.6 at weeks 4 and 12, approximately 50% and 29% lower than was observed for DT120 ODT 100 µg.

DT120 ODT 100 µg was generally well tolerated, with most TEAEs mild to moderate in severity, transient, and predominantly occurring on the day of dosing. No new safety signals were identified, including no suicidality signal or suicidal behavior. There were no drug-related serious adverse events in Part A. Overall discontinuation rates were similar between DT120 ODT 100 µg, DT120 50 µg, and placebo groups (10.4%, 11.5%, and 10.3%). The overall TEAE rate for DT120 ODT 100 µg, DT120 50 µg, and placebo was 94.8%, 96.1%, and 62.9%. The most common TEAEs (>10%) in the DT120 ODT 100 µg and 50 µg arms on dosing day were illusion (68%, 61%), nausea (37%, 26%), and headache (24%, 28%).

Major Depressive Disorder

In addition to our Phase 3 clinical program for GAD, we are developing DT120 ODT for the treatment of adults with MDD. Our Phase 3 clinical program for MDD consists of two clinical trials: the Emerge study (DT120-310) and the Ascend study (DT120-311). Both trials are comprised of two parts: Part A, which is a 12-week, randomized, double-blind, placebo-controlled, parallel group trial assessing the efficacy and safety of DT120 ODT versus placebo; and Part B, which is a 40-week extension period during which participants will be eligible for open-label treatment with DT120 ODT, subject to certain conditions for treatment eligibility. The primary endpoint is the change from baseline in Montgomery Asberg Depression Rating Scale (“MADRS”) score at Week 6 between DT120 ODT 100 µg and placebo. In September 2026, we announced that the FDA granted breakthrough designation to our DT120 program for the treatment of MDD.

On June 22, 2026, we announced that the Emerge study met its primary and all key secondary efficacy endpoints, demonstrating a statistically significant (p<0.0001) and clinically meaningful improvement from baseline compared with placebo, as measured by the change in MADRS total score at week 6. LS mean change from baseline in MADRS total score at Week 6 in participants who received DT120 ODT 100 µg was -13.3 compared with -5.2 for patients who received placebo (LS mean difference -8.1 points; p<0.0001).

In the Emerge study, DT120 ODT was generally well tolerated with 99% of TEAEs mild to moderate in severity, transient, and predominantly occurring on the day of dosing, and being consistent with expected acute effects of the study drug. No new safety signals were identified, including no suicidality signal or suicidal behavior. There were no drug-related serious adverse events in Part A. Overall discontinuation rates were similar between DT120 ODT 100 µg and placebo groups (15% and 18%). The overall TEAE rate for DT120 ODT 100 µg and placebo groups were 99% and 57%. The most common TEAEs (>10%) in the DT120 ODT 100 µg arm on dosing day were illusion (48%), euphoric mood (29%), and nausea (27%).

We also activated sites in our Ascend study in the first quarter of 2026 and announced that the first patient was dosed in May 2026. Ascend is anticipated to enroll approximately 165 participants (randomized 2:1:2 to receive DT120 ODT 100 µg, DT120 ODT 50 µg or placebo). The primary endpoint is the change from baseline in MADRS score at Week 6 between DT120 ODT 100 µg and placebo. We anticipate a topline readout (Part A results) for Ascend in 2027.

Posttraumatic Stress Disorder

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

DT402

Our second lead product candidate, DT402, also referred to as R(-)-MDMA, is our proprietary form of the R-enantiomer of 3,4-methylenedioxymethamphetamine, which we are developing for the treatment of adults with autism spectrum disorder (“ASD”). MDMA is a synthetic molecule that is often referred to as an empathogen because it is reported to increase feelings of connectedness and compassion. Preclinical studies of R(-)-MDMA demonstrated its acute pro-social and empathogenic effects, while its diminished dopaminergic activity suggests that it has the potential to exhibit less stimulant activity, neurotoxicity, hyperthermia and abuse liability compared to racemic MDMA or the S(+)-enantiomer. In October 2024, we completed our first clinical trial of DT402, a single-ascending dose trial in adult healthy volunteers. The data from this Phase 1 clinical trial helped to characterize the tolerability, pharmacokinetics and pharmacodynamics of DT402.

In the fourth quarter of 2025, we initiated a Phase 2a trial of DT402 in adults with ASD. The 200 mg single-dose, single arm, open-label study enrolled five participants and was designed to characterize the pharmacodynamic and clinical effects of DT402 and explore changes across measures of socialization, communication and other functional outcomes. The study endpoints were considered exploratory and were not powered to draw statistical conclusions. Following treatment, improvements were observed across several measures, including reduced rigidity and fixation and increased engagement in social settings, as well as increases in empathy and closeness to others and reductions in anxiety and irritability. DT402 was well tolerated, with the most common adverse events being euphoria, fatigue and enhanced relaxation. Based on the initial findings observed in these participants, we ended enrollment in the Phase 2a study and now plan to further evaluate DT402 in a study that will investigate the safety and clinical activity of multiple dosing paradigms, which is expected to begin in 2027.

Pipeline

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

Our business is premised on a growing body of research supporting the use of novel psychoactive compounds to treat a myriad of brain health disorders. For all product candidates, we intend to proceed through research and development, and with marketing of the product candidates that may ultimately be approved pursuant to the regulations of the FDA and the regulations in other jurisdictions. This entails, among other things, conducting clinical trials with research scientists, using internal and external clinical drug development teams, producing and supplying product candidates according to current Good Manufacturing Practices, and conducting all trials and development in accordance with the regulations of the FDA, and other regulations in other jurisdictions.

Our Product Pipeline

The following table summarizes the status of our lead product candidates:

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

We expect our research and development expenses to increase throughout 2026 as we continue the clinical development of our product candidates and other preclinical programs in GAD, MDD, PTSD and ASD and other potential or future indications, including initiating additional and larger clinical trials.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following tables summarize our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$46,141	$30,978	$136,290	$84,144
General and administrative	26,138	14,691	70,286	34,587
Total operating expenses	72,279	45,669	206,576	118,731
Loss from operations	(72,279)	(45,669)	(206,576)	(118,731)
Other income/(expense):
Interest income	10,139	2,262	17,183	7,469
Interest expense	(1,150)	(1,274)	(3,628)	(4,214)
Foreign exchange loss, net	(21)	(39)	(97)	(107)
Change in fair value of 2022 USD Financing Warrants	12,350	(22,545)	(93,927)	(17,774)
Total other income/(expense)	21,318	(21,596)	(80,469)	(14,626)
Net loss	$(50,961)	$(67,265)	$(287,045)	$(133,357)

Operating Expenses

Research and Development (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External costs
DT120 program
DT120 GAD	$14,685	$16,219	$55,556	$44,010
DT120 MDD	8,116	3,466	23,582	7,244
DT120 other*	4,587	1,723	11,156	4,901
Total DT120 program	27,388	21,408	90,294	56,155
DT402 program	428	619	1,296	1,526
Preclinical and other programs	1,229	660	3,100	2,575
Total external costs	29,045	22,687	94,690	60,256
Internal costs	17,096	8,291	41,600	23,888
Total research and development expenses	$46,141	$30,978	$136,290	$84,144

* DT120 other consists of expenses that support the broader DT120 program, including nonclinical studies and consulting expenses.

Research and development expenses of $46.1 million for the three months ended September 30, 2026 increased by $15.1 million, or 49%, compared to $31.0 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $8.8 million in internal personnel costs associated with the expansion of our research and development organization, $5.9 million in expenses related to our DT120 development programs, and an increase of $0.6 million in preclinical and other program expenses, partially offset by a decrease of $0.2 million in DT402 program expenses.

Research and development expenses of $136.3 million for the nine months ended September 30, 2026 increased by $52.1 million, or 62%, compared to $84.2 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $34.1 million in expenses related to our DT120 development programs, an increase of $17.7 million in internal personnel costs associated with the expansion of our research and development organization, and an increase of $0.5 million in preclinical and other program expenses, partially offset by a decrease of $0.2 million in DT402 program expenses.

General and Administrative

General and administrative expenses of $26.1 million for the three months ended September 30, 2026 increased by $11.4 million, or 78%, compared to $14.7 million for the three months ended September 30, 2025. The increase was primarily due to increases of $3.5 million in corporate and government affairs expenses, $3.4 million in commercial-preparedness related expenses, $3.3 million in personnel-related expenses as we expanded our organizational capabilities, $0.7 million in legal and patent expenses, $0.4 million in other miscellaneous administrative expenses, and $0.1 million in stock-based compensation expenses.

General and administrative expenses of $70.3 million for the nine months ended September 30, 2026 increased by $35.7 million, or 103%, compared to $34.6 million for the nine months ended September 30, 2025. The increase was primarily due to increases of $11.6 million in stock-based compensation expenses, $7.4 million in corporate and government affairs expense, $6.8 million in personnel-related expenses as we expanded our organizational capabilities, $6.6 million in commercial-preparedness related expenses, $2.5 million in legal and patent expenses, and $0.8 million in other miscellaneous administrative expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2026 was $21.3 million compared to other expense for the three months ended September 30, 2025 of $21.6 million. The variance was primarily attributable to an $34.9 million change in the fair value of the 2022 USD Financing Warrants, driven largely by the decrease in our share price from $47.04 at June 30, 2026 to $38.06 at September 30, 2026.

Other expense for the nine months ended September 30, 2026 and September 30, 2025 was $80.5 million and $14.6 million, respectively. The variance was primarily attributable to an $76.2 million change in the fair value of the 2022 USD Financing Warrants, driven largely by the increase in our share price from $13.39 at December 31, 2025 to $38.06 at September 30, 2026.

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

Our cash, cash equivalents and investments and our working capital at September 30, 2026, were approximately $1.0 billion and $984.0 million, respectively. Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of September 30, 2026 will be sufficient to fund our operations into 2030.

ATM Program

On June 28, 2024, we entered into a sales agreement (the "Sales Agreement") with Leerink Partners LLC (the “Agent”) to create an at-the-market equity program under which we from time to time may offer and sell the ATM Shares (as defined below), through or to the Agent. We also filed a prospectus supplement on June 28, 2024 allowing for up to $150.0 million of Common Shares (the “ATM Shares”) to be sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon our instructions. The Agent will be entitled to a commission of up to 3.0% of the aggregate gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

We have no obligation to sell any of the ATM Shares and may, at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. We had not sold any Common Shares under the 2024 ATM as of September 30, 2026.

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

June 2026 Offering

On June 23, 2026, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC, and BofA Securities, Inc., as representatives of the several underwriters named therein, in connection with an underwritten public offering (the “June 2026 Offering”) of 20,588,236 Common Shares, at an offering price of $34.00 per Common Share. In addition, under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 3,088,235 Common Shares at the same price, which was exercised by the underwriters in full on June 24, 2026.

The gross proceeds to us from the June 2026 Offering, including the full exercise by the underwriters of their option to purchase additional Common Shares, were approximately $805 million. Net proceeds were approximately $757.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

On July 22, 2025, May 27, 2026 and June 25, 2026, under the terms of the Amended Loan Agreement, K2HV converted a total of $5.5 million of the outstanding term loans into 843,393 Common Shares. As of September 30, 2026, K2HV may convert up to an additional $1.5 million of the outstanding term loans into Common Shares at a conversion price of $9.00 per share.

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

Based on our current operating plan and anticipated milestones, we believe that our cash, cash equivalents and investments as of September 30, 2026 will be sufficient to fund our operations into 2030. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require additional funding. Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, we may seek to raise any necessary additional capital through the sale of equity, debt financings or other capital sources, which could include income from collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties or from grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Common Shares, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, strategic partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts. We have based our projections of operating capital requirements on our current operating plan, which is based on several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

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

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(148,389)	$(88,585)
Net cash used in investing activities	(647,534)	(186,590)
Net cash provided by financing activities	779,239	21,401
Foreign exchange impact on cash	(3)	(8)
Net decrease in cash and cash equivalents	$(16,687)	$(253,782)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2026 was $148.4 million, which consisted of a net loss of $287.0 million, offset by a net change of $14.6 million in our net operating assets and liabilities, and $124.0 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $93.9 million, stock-based compensation expense of $27.5 million, change in fair value of DDSU of $4.9 million, offset by accretion of discount on investments, net of $3.0 million.

Cash used in operating activities for the nine months ended September 30, 2025 was $88.6 million, which consisted of a net loss of $133.4 million, offset by a net change of $11.7 million in our net operating assets and liabilities, and $33.1 million in non-cash charges. The non-cash charges primarily consisted of a change in fair value on the 2022 USD Financing Warrants liability of $17.8 million, stock-based compensation expense of $14.5 million, change in fair value of DDSU of $1.0 million, offset by accretion of discount on investments, net of $0.3 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2026 consisted of purchases of investments of $798.5 million, offset by maturities of investments of $151.0 million.

Cash used in investing activities for the nine months ended September 30, 2025 consisted of purchases of investments of $262.3 million, offset by maturities of investments of $75.8 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2026, was $779.2 million, which consisted of $758.7 million of net proceeds from the June 2026 Offering, $15.2 million of proceeds from the exercise of certain of the 2022 USD Financing Warrants, $4.6 million in proceeds from the exercise of stock options, and $0.7 million in proceeds from the issuance of Common Shares under the Employee Share Purchase Plan.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements as of September 30, 2026, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our audited consolidated financial statements in the 2025 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in the Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the three months ended September 30, 2026, there were no material changes to the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our business condition, results of operations and cash flows.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Definium Therapeutics, Inc.

Date: November 9, 2026	By:	/s/ Robert Barrow
Robert Barrow
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Brandi L. Roberts
Brandi L. Roberts, CPA
Chief Financial Officer